Form 10-Q/A
period 2021-06-30
Verve Therapeutics, Inc.
filed 2021-08-16
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) amends Verve Therapeutics, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Original Form 10-Q”) originally filed with the Securities and Exchange Commission on August 12, 2021. This Amendment is being filed solely to address technical issues with the Interactive Data Files of the Original Form 10-Q filing, which resulted in the omission of Inline eXtensible Business Reporting Language (iXBRL) data from the Original Form 10-Q. The Interactive Data Files are filed as Exhibit 101 to this Amendment.

No other changes have been made to the Original Form 10-Q, but this Amendment restates in its entirety the Original Form 10-Q to include the Interactive Data Files.  This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-Q.

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

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2021).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2021).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2021).

32.2

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Registrant’s Quarterly Report on Form 10-Q filed August 12, 2021).

32.3+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*     Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: August 16, 2021	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: August 16, 2021	By:	/s/ Andrew Ashe
Andrew Ashe, J.D.
President and Chief Operating Officer
Principal Financial Officer