Form 10-Q
period 2021-09-30
Verve Therapeutics, Inc.
filed 2021-11-10
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, the registrant had 48,171,010 shares of common stock, par value $0.001 per share, outstanding.

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

•
We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do; and
•
The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$148,134	$8,993
Marketable securities	241,076	63,119
Prepaid expenses and other current assets	5,227	1,854
Total current assets	394,437	73,966
Property and equipment, net	6,574	3,984
Restricted cash	5,237	463
Operating lease right-of-use assets	2,335	—
Other long term assets	2,294	—
Total assets	$410,877	$78,413
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,579	$36
Accrued expenses	8,127	7,189
Success payment liability, current portion	6,250	—
Operating lease obligations, current portion	2,295	—
Deferred rent, current portion	—	90
Total current liabilities	20,251	7,315
Operating lease obligations, net of current portion	181	—
Deferred rent, net of current portion	—	125
Success payment liability, net of current portion (See Notes 5, 8 and 14)	5,510	2,806
Antidilution rights liability (See Notes 5, 8 and 14)	—	6,916
Total liabilities	25,942	17,162
Commitments and contingencies (See Note 7 and Note 8)
Convertible preferred stock (See Note 10)	—	125,160
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 255,000,000 shares authorized, 48,215,812 and 3,123,424 shares issued at September 30, 2021 and December 31, 2020, respectively; 48,081,404 and 2,585,789 shares outstanding at September 30, 2021 and December 31, 2020, respectively	48	3
Additional paid-in capital	540,402	2,616
Accumulated other comprehensive income	(2)	8
Accumulated deficit	(155,513)	(66,536)
Total stockholders’ equity (deficit)	384,935	(63,909)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$410,877	$78,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2021	2020	2021	2020
Operating expenses:
Research and development	$17,495	$7,618	$42,263	$19,795
General and administrative	6,007	1,354	12,264	3,232
Total operating expenses	23,502	8,972	54,527	23,027
Loss from operations	(23,502)	(8,972)	(54,527)	(23,027)
Other income (expense):
Change in fair value of preferred stock tranche liability	-	-	-	2,507
Change in fair value of antidilution rights liability	-	(59)	(25,574)	(1,804)
Change in fair value of success payment liability	700	4	(8,954)	(13)
Interest income and other income (expense), net	53	37	78	164
Total other income (expense), net	753	(18)	(34,450)	854
Net loss	$(22,749)	$(8,990)	$(88,977)	$(22,173)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.47)	$(3.81)	$(4.52)	$(10.23)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	47,992,773	2,358,924	19,698,450	2,167,842
Comprehensive Loss:
Net loss	$(22,749)	$(8,990)	$(88,977)	$(22,173)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(5)	13	(10)	5
Comprehensive loss attributable to common stockholders	$(22,754)	$(8,977)	$(88,987)	$(22,168)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2019	51,421,404	$25,480	1,854,438	$2	$1,268	$9	$(20,832)	$(19,553)
Issuance of Series A convertible preferred stock, net of issuance costs of $22	49,749,167	36,792	—	—	—	—	—	—
Issuance of common stock to licensor institutions	—	—	187,867	—	487	—	—	487
Vesting of restricted common stock	—	—	134,409	—	—	—	—	—
Exercise of stock options	—	—	2,025	—	3	—	—	3
Unrealized gain on available-for-sale securities	—	—	—	—	—	11	—	11
Stock-based compensation	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	—	(5,603)	(5,603)
Balance at March 31, 2020	101,170,571	$62,272	2,178,739	$2	$1,853	$20	$(26,435)	$(24,560)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $112	78,348,461	62,888	—	—	—	—	—	—
Vesting of restricted common stock	—	—	134,408	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(19)	—	(19)
Stock-based compensation	—	—	—	—	100	—	—	100
Net loss	—	—	—	—	—	—	(7,580)	(7,580)
Balance at June 30, 2020	179,519,032	$125,160	2,313,147	$2	$1,953	$1	$(34,015)	$(32,059)
Vesting of restricted common stock	—	—	134,409	—	1	—	—	1
Unrealized gain on available-for-sale securities	—	—	—	—	—	13	—	13
Stock-based compensation	—	—	—	—	213	—	—	213
Net loss	—	—	—	—	—	—	(8,990)	(8,990)
Balance at September 30, 2020	179,519,032	$125,160	2,447,556	$2	$2,167	$14	$(43,005)	$(40,822)

Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Vesting of restricted common stock	—	—	134,409	—	—	—	—	—
Exercise of stock options	—	—	48,745	—	72	—	—	72
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	(13,263)	(13,263)
Balance at March 31, 2021	256,682,054	$218,919	2,768,943	$3	$3,358	$7	$(79,799)	$(76,431)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(256,682,054)	(218,919)	27,720,923	28	218,891	—	—	218,919
Issuance of common stock from initial public offering, net of issuance costs of $25,098	—	—	16,141,157	16	281,568	—	—	281,584
Issuance of common stock to licensor institutions	—	—	878,098	1	32,489	—	—	32,490
Vesting of restricted common stock	—	—	134,408	—	—	—	—	—
Exercise of stock options	—	—	303,467	—	452	—	—	452
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	1,351	—	—	1,351
Net loss	—	—	—	—	—	—	(52,965)	(52,965)
Balance at June 30, 2021	—	$—	47,946,996	$48	$538,109	$3	$(132,764)	$405,396
Vesting of restricted common stock	—	—	134,408	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	2,293	—	—	2,293
Net loss	—	—	—	—	—	—	(22,749)	(22,749)
Balance at September 30, 2021	—	$—	48,081,404	$48	$540,402	$(2)	$(155,513)	$384,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Nine months ended September 30,
(unaudited, in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(88,977)	$(22,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,063	1,075
Non-cash lease expense	1,345	-
Amortization of premium on marketable securities	768	201
Stock-based compensation	4,314	408
Change in fair value of preferred stock tranche liabilities	-	(2,507)
Change in fair value of antidilution rights	25,574	1,804
Change in fair value of success payments liabilities	8,954	13
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,667)	(1,068)
Accounts payable	3,344	300
Accrued expenses and other liabilities	864	1,582
Operating lease liabilities	(1,419)	-
Deferred rent liability	-	75
Net cash used in operating activities	(49,837)	(20,290)
Cash flows from investing activities:
Purchases of property and equipment	(3,378)	(2,471)
Purchases of marketable securities	(234,490)	(88,324)
Maturities of marketable securities	55,755	27,781
Net cash used in investing activities	(182,113)	(63,014)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net	93,759	92,616
Proceeds from initial public offering, net of underwriting discount	285,214	-
Payment of initial public offering costs	(3,632)	-
Proceeds from exercise of stock options	524	3
Net cash provided by financing activities	375,865	92,619
Increase in cash, cash equivalents and restricted cash	143,915	9,315
Cash, cash equivalents and restricted cash—beginning of period	9,456	3,221
Cash, cash equivalents and restricted cash—end of period	$153,371	$12,536
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$361	$499
Settlement of tranche right liability	$—	$7,064
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$218,919	$—
Settlement of antidilution rights liability by issuing common stock	$32,490	$487
Right-of-use assets obtained in exchange for new operating lease liabilities	$809	$—

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

In connection with the Company's IPO, the Company effected a one-for-9.2595 reverse stock split of the Company’s issued and outstanding common stock. Accordingly, all shares of common stock and per share amounts, as well as the conversion ratio of the Company’s outstanding convertible preferred stock, for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split, including reclassification of par and additional paid-in capital amounts as a result of the reverse stock split.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $389.2 million as of September 30, 2021 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, except for the adoption of ASU No. 2016-02, Leases (Topic 842), as discussed further in Note 2, Summary of significant accounting policies and Note 7, Leases. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations and other comprehensive loss for the three and nine months ended September 30, 2021 and 2020, convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, included in the Company’s final prospectus for its initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 17, 2021.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in Note 2, "Summary of significant accounting policies," in the audited consolidated financial statements for the year ended December 31, 2020, and notes thereto, included in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 17, 2021. Since the date of those financial statements, there have been no changes to its significant accounting policies, except noted below for leases.

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s lease of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$148,134	$11,859
Restricted cash	5,237	677
Total cash, cash equivalents and restricted cash	$153,371	$12,536

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as subsequently amended, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors), and replaces the existing guidance in ASC 840. The FASB has issued several updates to the standard which: (i) clarify how to apply certain aspects of the new standard; (ii) provide an additional transition method for adoption of the new standard; (iii) provide a practical expedient for certain lessor accounting; and (iv) amend certain narrow aspects of the guidance. The new standard requires the identification and classification of arrangements that are or contain a lease and requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine the recognition pattern of lease expense over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or finance lease and (ii) lease expense in its consolidated statement of operations for operating leases and amortization and interest expense in its consolidated statement of operations for financing leases. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. This guidance is effective for the Company for annual periods beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted.

Prior to January 1, 2021, the Company accounted for leases pursuant to ASC 840, Leases. At lease inception, the Company determined if an arrangement was an operating or capital lease. For operating leases, the Company recognized rent expense, inclusive of rent escalations, holidays and lease incentives, on a straight-line basis over the lease term. The difference between rent expense recorded and the amount paid was recorded as deferred rent. The Company presented lease incentives as deferred rent and amortized the incentives as a reduction to rent expense on a straight-line basis over the lease term. The Company classified deferred rent as current and noncurrent liabilities based on the portion of the deferred rent that was scheduled to mature within the next twelve months.

The Company adopted Topic 842 during the quarter ended September 30, 2021, with an effective adoption date of January 1, 2021, using the modified retrospective transition approach which uses the effective date, or January 1, 2021, as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. At contract inception, the Company determines if an arrangement is or contains a lease. A lease conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If an arrangement is determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. As a result of the adoption of ASC 842, the Company recorded (i) an operating lease liability of $2.6 million determined using an incremental borrowing rate as of the effective adoption date and (ii) an operating lease right-of-use asset of $2.4 million, net of the unamortized balance of prepaid/accrued rent as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations.

The Company has elected the short-term lease exemption, which allows the Company to not recognize lease liabilities and right-of-use assets arising from lease arrangements with lease terms of twelve months or less. For each lease with a term greater than twelve months, the Company records a right-of-use asset and lease liability.

A right-of-use asset represents the economic benefit conveyed to the Company by the right to use the underlying asset over the lease term. A lease liability represents the Company’s obligation to make lease payments under the arrangement. The Company measures its lease liabilities at lease commencement as the present value of the future lease payments in the contract using the rate implicit in the contract, when available. As an implicit rate has not historically been readily determinable, the Company uses an incremental borrowing rate measured as the rate at which the Company could borrow, on a fully collateralized basis, a commensurate loan in the same currency over a period consistent with the lease term at the commencement date. The incremental borrowing rate is determined based on the Company's synthetic secured rating using the ordered logit model as of the measurement date. The Company measures its right-of-use assets as the lease liability plus initial direct costs and prepaid lease payments, less lease incentives granted by the lessor.

Components of a lease are split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) are allocated, based on the respective relative fair values, to the lease components and non-lease components. The Company has elected to account for lease and associated non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

The Company remeasures right-of-use assets and lease liabilities when a lease is modified, and the modification is not accounted for as a separate contract. A modification is accounted for as a separate contract if the modification grants the Company an additional right of use not included in the original lease arrangement and the increase in lease payments is commensurate with the additional right of use. The Company assesses its right-of-use assets for impairment in a manner consistent with its assessment for long-lived assets held and used in operations.

The Company’s operating leases are presented in the condensed consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

3. Marketable securities

Marketable securities by security type consisted of the following:

	September 30, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$223,434	$3	$(5)	$223,432
U.S. agency securities	17,644	1	(1)	17,644
Total	$241,078	$4	$(6)	$241,076

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$32,221	$3	$-	$32,224
U.S. agency securities	30,890	5	-	30,895
Total	$63,111	$8	$-	$63,119

The remaining contractual maturities of all marketable securities were less than one year as of September 30, 2021 and December 31, 2020.

4. Property and equipment, net

Property and equipment, net, consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Lab equipment	$7,458	$3,937
Leasehold improvements	266	259
Furniture and fixtures	566	481
Computer equipment	145	105
Total property and equipment	8,435	4,782
Less accumulated depreciation	(1,861)	(798)
Property and equipment, net	$6,574	$3,984

Depreciation expense for the three and nine months ended September 30, 2021 was $0.4 million and $1.1 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 was $0.6 million and $1.1 million, respectively.

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, the preferred stock tranche liability as well as certain derivative liabilities (antidilution right liability and success payment liability) pursuant to our license agreements with the President and Fellows of Harvard College, or Harvard, and The Broad Institute, Inc., or the Broad, which license agreements are referred to herein as the Harvard/Broad License Agreement and the Broad License Agreement.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of September 30, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$113,663	$113,663	$-	$-
Marketable securities:
U.S. treasury bills and notes	223,432	-	223,432	-
U.S. agency securities	17,644	-	17,644	-
Total assets	$354,739	$113,663	$241,076	$-
Liabilities
Success payment liability*	11,760	-	-	11,760
Total liabilities	$11,760	$-	$-	$11,760

*During the three months ended September 30, 2021, multiple success payments were triggered and $6.3 million was due to Harvard and Broad, which was recorded as a current liability at September 30, 2021.

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

Cash Equivalents—Cash equivalents of $113.7 million and $6.7 million as of September 30, 2021 and December 31, 2020, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

In June 2021, upon completion of its IPO, the Company settled the antidilution rights liability in full through the issuance of 878,098 shares of the Company's common stock for a settlement amount of $32.5 million. Prior to settlement, the Company remeasured the liability with a corresponding increase of $25.6 million to other expense for the nine months ended September 30, 2021. The Company recorded an increase of $0.1 million and $1.8 million to other expense for the three and nine months ended September 30, 2020, respectively.

Success Payment Liability—The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a high nine-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million (after termination of the Broad License Agreement).

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

The Company remeasured the liability at fair value with a decrease of $0.7 million recorded to other income for the three months ended September 30, 2021 and an increase in of $9.0 million recorded to other expense for the nine months ended September 30, 2021. The Company remeasured the liability at fair value with a decrease of less than $0.1 million recorded to other income for the three months ended September 30, 2020 and an increase of less than $0.1 million recorded to other expense for the nine months ended September 30, 2020.

In September 2021, multiple success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million, which was recorded as a current liability as of September 30, 2021. These amounts remained payable at September 30, 2021 and will be settled in cash in the three months ending December 31, 2021. The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing (i) the success payments liability and (ii) the antidilution rights liability associated with the Company’s realization of a certain valuation threshold through either a sale of the Company’s preferred stock, an initial public offering, or a company sale at September 30, 2021 (only applicable to success payments liability) and December 31, 2020, were as follows:

	At September 30, 2021	At December 31, 2020
Fair value of common stock (per share)	$47.00	$8.24
Equity volatility	77%	105%
Cumulative probability of triggering event	n/a	70%
Expected term (in years)	n/a	0.50

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

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2021 is as follows:

(in thousands)	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2020	$6,916	$2,806	$9,722
Issuance of common stock	(32,490)	-	(32,490)
Changes in fair value	25,574	8,954	34,528
Balance at September 30, 2021	$-	$11,760	$11,760

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2020 is as follows:

(in thousands)	Preferred stock tranche liability	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2019	$9,571	$2,044	$419	$12,034
Issuance of Series A Preferred Stock	(7,064)	-	-	(7,064)
Issuance of common stock	-	(487)	-	(487)
Changes in fair value	(2,507)	1,804	13	(690)
Balance at September 30, 2020	$-	$3,361	$432	$3,793

6. Accrued expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2021	December 31, 2020
Employee compensation and related benefits	$3,151	$1,636
Accrued external research and development expenses	3,904	4,827
Professional fees	648	303
Other	424	423
Total	$8,127	$7,189

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Cambridge, Massachusetts. In March 2020, the Company entered into an operating lease agreement for 16,843 square feet of space located at 500 Technology Square, Cambridge, Massachusetts (the “Cambridge Lease”), with the Company acting as subtenant. The term of the Cambridge Lease commenced in August 2020 and is scheduled to expire two years from the commencement date. The lease provides for annual rent escalations. The Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance. In June 2020, the Company entered into the First Amendment to the Cambridge Lease adding 2,980 square feet of additional space. In January 2021, the Company entered into the Second Amendment to the Cambridge Lease adding 2,980 square feet of additional space at a commensurate rent increase which was treated as a new contract. In July, 2021, the Company entered into an amendment for its office space at 500 Technology Square and corresponding parking lot to extend the lease term through November 30, 2021. The renewal operates under the same terms and conditions as the original lease. As a result of the renewal, the right-of-use asset and lease liability were remeasured at the present value of the lease payments not yet paid, discounted by the incremental borrowing rate (IBR) at the remeasurement date. This resulted in a net increase to the lease liability and right-of-use asset of $0.8 million. There was no impact on the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows as a result of the lease renewal.

The components of operating lease cost were as follows:

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Operating lease costs	$495	$1,418
Variable lease costs	187	530
Total	$682	$1,948

Supplemental cash flow information related to operating leases was as follows:

(in thousands)	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$1,492

Future minimum commitments under non-cancellable leases as of September 30, 2021 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2021	$529
2022	2,764
2023	9,668
2024	9,958
2025	10,257
Thereafter	75,605
Total lease payments	$108,781
Less: interest	(21)
Present value of operating lease liabilities	$108,760

As of September 30, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 1.57% over a weighted-average remaining lease term of 1.20 years.

On August 19, 2021, the Company entered into a lease agreement (the “Lease”) with ARE-MA Region No. 87 Tenant, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 104,933 square feet of office and laboratory space located at 201 Brookline Avenue, Boston, Massachusetts (the “Premises”). The Premises have not been made available to the Company as of September 30, 2021 and is therefore excluded from the table above, as the Lease has not commenced.

The term of the Lease will commence on the earlier of (1) the date the Landlord delivers the Premises to the Company, which the parties expect to be on or prior to August 1, 2022, or (2) the date the Landlord could have delivered the Premises but for any delays attributable to the Company (the “Commencement Date”). The Company’s obligation for the payment of base rent for the Premises begins 90 days after the Commencement Date (the “Rent Commencement Date”) and will initially be $0.8 million per month, which will increase by approximately 3% per annum. The Lease has a term of 10 years, measured from the Rent Commencement Date. The Company has the option to extend the term of the Lease for a period of an additional five years. Under the terms of the Lease, the Landlord has agreed to make up to $21.0 million in certain tenant improvements to the Premises to suit the Company’s use (the “Tenant Improvement Allowance”), which amount is included in the base rent set forth in the Lease. In addition to the Tenant Improvement Allowance, the Company may receive up to $5.2 million for additional improvements to the Premises, which amount is subject to an 8% annual interest charge and may be paid in equal monthly installments.

In connection with its entry into the Lease and as a security deposit, the Company has provided the Landlord a letter of credit in the amount of approximately $4.8 million, which may be reduced to approximately $3.5 million on the expiration of the 36-month anniversary of the Rent Commencement Date so long as there are, and have been, no defaults by the Company under the terms of the Lease. The Company also paid a deposit in the amount of $0.8 million, which is equal to the first month of base rent.

The Landlord has the right to terminate the Lease upon customary events of default. The Company may also terminate the Lease if the Premises are not ready for occupancy within a specified time period after August 1, 2022.

The Lease requires the Landlord to perform a scope of work to build-out the base building prior to the construction of the Premises. The Company concluded the accounting commencement date will occur when the Landlord completes the build-out of the base building and control passes to the Company. The Company will assess the classification of the Lease at the accounting commencement date, measure the right-of-use asset and lease liability. Payments made by the Company prior to commencement will be treated as prepaid rent which will increase the right-of-use asset. As of September 30, 2021, the Company has incurred $1.4 million related to the build out of the lease space prior to the commencement date. The Company expects to incur approximately $11.0 million in additional costs related to tenant improvements. This amount is an estimate and is subject to change as the build out occurs.

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

Success Payments—The Company is required to make success payments under the license agreements as further described in Note 5, Fair value of financial instruments. In September 2021, certain success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts remained payable at September 30, 2021 and will be settled in cash in the three months ending December 31, 2021.

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

Verily agreement

The Company elected to terminate its collaboration agreement with Verily Life Sciences LLC ("Verily"), effective June 26, 2020, and has no outstanding amounts due or payable to Verily as of September 30, 2021. The Company did not record any amounts as research and development expense in the three and nine months ended September 30, 2021 related to this agreement and recorded $0.0 million and $1.5 million as research and development expense in the three and nine months ended September 30, 2020, respectively, related to this agreement.

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

The Company has not triggered any milestone payments pursuant to its arrangement with Beam, and no expense has been recorded for milestones as of September 30, 2021. To the extent there are sales of a delivery technology product, each party will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party; provided, however, that such royalty payments will not apply to net sales of the collaboration products or licensed products. The Company concluded the receipt of any milestone or royalty payments under the agreement was not probable as of September 30, 2021.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three and nine months ended September 30, 2021, the Company did not purchase any materials from Beam. For the three and nine months ended September 30, 2020, the Company purchased $0.0 million and $0.2 million, respectively, as a charge to research and development expense related to materials purchased from Beam.

For the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $0.2 million, respectively, as a reduction to research and development expense related to reimbursements received for materials sold to Beam. During the three and nine months ended September 30, 2020, the Company recognized $0.2 million and $0.3 million, respectively, as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. These services commenced during 2020 and the Company recognized research and development expense during the three and nine months ended September 30, 2021 of $0.1 million and $0.7 million, respectively, related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees and $0.6 million and $1.3 million for the three and nine months ended September 30, 2020, respectively. In 2020 upon the one-year anniversary of the agreement the Company had exercised one of its options to enter into a non-exclusive license agreement, as further described below.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. The milestones have not been achieved and no expense has been recorded for these milestones as of September 30, 2021.

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

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan, or the 2021 Plan, which became effective on June 16, 2021. The 2021 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. Upon effectiveness of the 2021 Plan, the number of shares of common stock that was reserved for issuance under the 2021 Plan is the sum of: (1) 3,466,530; plus (2) the number of shares as is equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2018 Plan that remained available for grant under the 2018 Plan on June 16, 2021 and (y) the number of shares of common stock subject to outstanding awards granted under the 2018 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of common stock outstanding on such date and (ii) the number of shares of common stock determined by our board of directors. As of September 30, 2021 the Company had reserved 4,632,042 shares of the Company's common stock for issuance of stock options and restricted stock, of which 3,980,489 remained outstanding for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,285	$130	$2,306	$250
General and administrative	1,008	83	2,008	158
Total stock-based compensation expense	$2,293	$213	$4,314	$408

Stock options

The following table provides a summary of stock option activity during the nine months ended September 30, 2021:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2020	3,888,823	$2.13
Granted	2,408,546	13.75
Exercised	(352,212)	1.49
Forfeited	(39,636)	2.56
Outstanding at September 30, 2021	5,905,521	$6.92	8.8	$237,545
Exercisable at September 30, 2021	1,348,988	$1.99	8.1	$60,722
Expected to vest after September 30, 2021(1)	4,556,533	$8.38	9.0	$176,823

(1)
This represents the number of unvested options outstanding as of September 30, 2021 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of September 30, 2021.

As of September 30, 2021, there was $30.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted stock

During the three months ended September 30, 2021, the Company granted 2,500 restricted stock units under the 2021 Plan. These restricted stock units vest over a four-year period.

A summary of the status and change in unvested restricted stock as of September 30, 2021 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested as of December 31, 2020	537,633	$0.0028
Vested	(403,225)	$0.0028
Unvested as of September 30, 2021	134,408	$0.0028

At September 30, 2021, there was less than $0.1 million of unrecognized stock-based compensation expense related to restricted stock that is expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of less than 1.0 year.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The Company has initially reserved 433,316 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on the first day of each fiscal year commencing on January 1, 2022 through January 1, 2031, by the number of shares equal to the least of (a) 1,083,290 shares, (b) 1% of the total outstanding shares of common stock on such date, and (c) a number of shares as may be determined by the board of directors in any particular year. The first offering period under the ESPP commenced on June 16, 2021 and will end on December 13, 2021. As of September 30, 2021, no shares have been purchased by employees under the ESPP.

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

	As of September 30,
	2021	2020
Convertible preferred stock	-	19,387,544
Unvested restricted stock	136,908	672,042
Outstanding options to purchase common stock	5,905,521	3,780,799
Total	6,042,429	23,840,385

As part of the license agreements with Harvard and Broad, the Company is required to make success payments. The Company may elect to make these payments by issuing shares of the Company's common stock. As of September 30, 2021, an aggregate of $6.3 million was payable relating to these success payments. The Company has elected to make these payments in cash, which will be paid out during the three months ending December 31, 2021.

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

14. Related party transactions

For the three and nine months ended September 30, 2021 and 2020, the Company made payments of $0.1 million and $0.2 million, respectively, to four of the founder shareholders for scientific consulting and other expenses. All five founders also vested a total of 403,225 shares of restricted stock for the nine months ended September 30, 2021.

An executive of Beam is a board member of the Company. In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $0.2 million, respectively, as a reduction to research and development expense related to reimbursements received for materials sold to Beam. See Note 8, License agreements.

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

In October 2021, the Company entered into a sublease for 11,931 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease will commence in December 2021 and runs until December 2022. The Company has the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term. The annual rent for the subleased premises will be approximately $1.4 million. The Company will also be required to pay its proportional share of operating expenses.

In October 2021, the Company entered into a license agreement with a third party to obtain a non-exclusive license to certain technology the Company is using for research and development. As consideration for the license and rights granted under the agreement, the Company is required to make a one-time, non-refundable, upfront payment of $0.8 million. The license agreement provides for specified development milestones relating to the licensed technology and requires the Company to make payments upon achievement of each milestone up to an aggregate amount of $10.0 million.

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

On June 21, 2021, we completed our IPO in which we issued and sold an aggregate of 16,141,157 shares of our common stock, including 2,105,368 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate net proceeds of $281.6 million, after deducting underwriting discounts and estimated offering expenses payable by us. Upon completion of the IPO, all 256,682,054 shares of outstanding convertible preferred stock automatically converted into 27,720,923 shares of common stock. Through September 30, 2021, we had raised an aggregate of $523.2 million in gross proceeds from the sale of our preferred stock in private placements and common stock in our IPO.

We are a development-stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2021 were $22.7 million and $89.0 million, respectively, and $9.0 million and $22.2 million for the three and nine months ended September 30, 2020, respectively. Our net loss for the year ended December 31, 2020 was $45.7 million. As of September 30, 2021, we had an accumulated deficit of $155.5 million.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $389.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

Recent Developments

VERVE-101

Our lead product candidate, VERVE-101, is designed to be a single-course gene editing treatment that permanently turns off the PCSK9 gene in the liver. We are advancing VERVE-101 initially for the treatment of heterozygous familial hypercholesterolemia, or HeFH. We plan to expand clinical development of VERVE-101 in a stepwise fashion beyond HeFH for the treatment of patients with established ASCVD. We plan to pursue regulatory submissions and begin clinical development of VERVE-101 in 2022.

In an ongoing in vivo proof-of-concept study of a precursor formulation of VERVE-101 in non-human primates, or NHPs, we observed substantial lowering of LDL-C levels that was sustained over an extended period of time following treatment. In this study, following a single intravenous infusion of a base editor targeting PCSK9, we observed an average reduction of blood PCSK9 protein of 89% accompanied by an average reduction of blood LDL-C levels of 59% at two weeks after treatment. This LDL-C reduction was maintained at an average of 60% for 15 months following treatment.

In an ongoing preclinical study with the clinical go-forward formulation of VERVE-101 NHPs, we observed 70% mean editing following a single administration of 1.5 mg/kg dose at the PCSK9 target gene site in liver biopsies taken at day 15. In this study, we also observed an average reduction in blood PCSK9 protein of 86% accompanied by an average reduction of blood LDL-C levels of 62% at two weeks after treatment, which were maintained to 180 days.

In our preclinical studies in NHPs, VERVE-101 and its precursor formulations have been well tolerated following a single administration, with only mild elevations in liver function tests that resolved within two weeks. In a dedicated study in sexually-mature male NHPs, we isolated sperm before and after treatment with VERVE-101 in order to evaluate whether on-target editing was occurring in germline sperm cells. We did not observe on-target editing in sperm cells. In primary human hepatocytes treated with VERVE-101, we observed on-target editing at the PCSK9 target site without bystander edits and did not observe editing at any of 244 identified potential off-target sites.

ANGPTL3 Program

Our ANGPTL3 program is designed to be a single-course gene editing treatment that permanently turns off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of familial hypercholesterolemia, including both homozygous familial hypercholesterolemia, or HoFH, and HeFH. We plan to select the development candidate for this program and initiate investigational new drug application, or IND, -enabling studies in 2022.

We are evaluating using a proprietary GalNAc-LNP approach for delivering of our ANGPTL3-targeting base editor. In a preclinical study using our GalNAc-LNP delivery technology in a novel NHP model of HoFH, we observed approximately 94% (n=3) and 97% (n=3) reductions in blood ANGPTL3 protein and marked reductions in LDL-C. Additionally, in a wild-type NHP model, we have observed an 89% reduction in blood ANGPTL3 protein in mice treated with our ANGPTL3-targeted base editor delivered via our GalNAc-LNP versus a 74% reduction in wild-type NHPs treated with our ANGPTL-3-targeted base editor delivered via standard LNPs. We are conducting additional preclinical studies with our GalNAc-LNP technology.

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

While the COVID-19 pandemic did not significantly impact our business or results for the three and nine months ended September 30, 2021 and 2020, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

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

The antidilution rights liability was partially satisfied in 2019 and 2020 and was fully satisfied during the three months ended June 30, 2021 with the issuance of an aggregate of an additional 878,098 shares of common stock to Harvard and Broad upon the closing of our IPO.

Change in fair value of success payment liability

We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion for a specified period of time, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The maximum aggregate success payments that could be payable by us is $31.3 million. At inception of the agreements, the success payment liabilities were recorded at fair value with the cost recorded as research and development expense and will be remeasured at each reporting period with charges recorded in other income (expense) while the instrument is outstanding. In September 2021, certain success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts remained payable at September 30, 2021 and will be settled in cash in the three months ending December 31, 2021.

Depending on our valuation, the fair value of the success payment liability, and the corresponding changes in fair value that we record in our statements of operations, could fluctuate significantly from period to period.

Interest and other income (expense), net

Interest and other income primarily consisted of interest earned on our marketable securities and other miscellaneous income and expenses unrelated to our core operations.

Income tax

During the three and nine months ended September 30, 2021 and 2020, we recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast that we will be in a taxable position in the near future.

Results of operations

Comparison of three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$17,495	$7,618	$9,877
General and administrative	6,007	1,354	4,653
Total operating expenses	$23,502	$8,972	$14,530
Other income (expense):
Change in fair value of antidilution rights liability	-	(59)	59
Change in fair value of success payment liability	700	4	696
Interest income and other income (expense), net	53	37	16
Total other income (expense)	$753	$(18)	$771
Net loss	$(22,749)	$(8,990)	$(13,759)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
(in thousands)	2021	2020
Employee-related expenses	$5,505	1,906
Raw material costs and external expenses associated with manufacturing activities, including third-party contract manufacturing organizations, or CMOs	3,962	199
External expenses associated with preclinical studies performed by outside consulting services, including third-party contract research organizations, or CROs	4,770	3,288
Lab supplies	1,190	566
Facility-related costs (including depreciation)	925	1,067
License and milestone payments	45	50
Other costs	1,098	542
Total research and development expenses	$17,495	$7,618

Research and development expenses were $17.5 million for the three months ended September 30, 2021, compared to $7.6 million for the three months ended September 30, 2020. The increase of $9.9 million was primarily due to the following:

•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and future clinical trials of $3.8 million;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consulting services, including third-party CROs, of $1.5 million;
•
an increase in personnel-related costs of $3.6 million driven by an increase in headcount of employees involved in research and development activities;
•
an increase in lab supplies of $0.6 million due to increased headcount and company growth;
•
an increase in other research and development costs of approximately $0.5 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities; and
•
a decrease in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $0.1 million due to increased investment in research and development.

We expect our research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended September 30, 2021, compared to $1.4 million for the three months ended September 30, 2020. The increase of approximately $4.7 million was primarily attributable to the following:

•
an increase of $2.0 million in personnel, facility and other expenses stemming from an increase in headcount to support our growth;
•
an increase of $0.9 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other miscellaneous expenses of $1.8 million, primarily due to increased insurance expense of $0.7 million for our directors and officers insurance policy and other increases in software, IT and other miscellaneous charges.

Other income (expense)

Change in fair value of antidilution rights liability

There were no fair value adjustments to the antidilution rights liability during the three months ended September 30, 2021, as this liability was settled during the three months ended June 30, 2021 with the issuance of 878,098 shares of our common stock.

Change in fair value of success payments liability

The change in fair value of the success payments liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.7 million to other income during the three months ended September 30, 2021. During the three months ended September 30, 2021, certain success payment obligations were triggered, and amounts due to Harvard and Broad totaled $6.3 million. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest income and other income (expense), net

The increase of less than $0.1 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was attributable to increased interest on our investments (due to higher investment balances) and an increase in gain on settlement of invoices in foreign currency compared to 2020.

Comparison of nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$42,263	$19,795	$22,468
General and administrative	12,264	3,232	9,032
Total operating expenses	$54,527	$23,027	$31,500
Other income (expense):
Change in fair value of preferred stock tranche liability	-	2,507	(2,507)
Change in fair value of antidilution rights liability	(25,574)	(1,804)	(23,770)
Change in fair value of success payment liability	(8,954)	(13)	(8,941)
Interest income and other income (expense), net	78	164	(86)
Total other income (expense)	$(34,450)	$854	$(35,304)
Net loss	$(88,977)	$(22,173)	$(66,804)

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Employee-related expenses	$12,311	$4,800
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	9,347	199
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	12,461	8,531
Lab supplies	3,059	1,487
Facility-related costs (including depreciation)	2,525	1,898
License and milestone payments	125	1,672
Other costs	2,435	1,208
Total research and development expenses	$42,263	$19,795

Research and development expenses were $42.3 million for the nine months ended September 30, 2021, compared to $19.8 million for the nine months ended September 30, 2020. The increase of $22.5 million was primarily due to the following:

•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and future clinical trials of $9.1 million;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consulting services, including third-party CROs, of $3.9 million;
•
an increase in personnel-related costs of $7.5 million driven by an increase in headcount of employees involved in research and development activities;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $0.6 million due to increased investment in research and development;
•
an increase in lab supplies of $1.6 million due to the increased headcount and company growth;
•
an increase in other research and development costs of approximately $1.3 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities; and
•
a decrease in research and development expense attributed to license and milestone payments of $1.5 million, primarily due to a $1.0 million milestone payment and $0.5 million payment relating to a collaboration agreement both incurred during the nine months ended September 30, 2020.

We expect our research and development expenses will continue to increase as we continue our current research programs, initiate new research programs, continue our preclinical development of product candidates and conduct future clinical trials for any of our product candidates.

General and administrative expenses

General and administrative expenses were $12.3 million for the nine months ended September 30, 2021, compared to $3.2 million for the nine months ended September 30, 2020. The increase of $9.0 million was primarily attributable to the following:

•
an increase of $4.9 million in personnel, facility and other expenses stemming from an increase in headcount to support our growth;
•
an increase of $1.8 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services;
•
an increase in facility related costs of $0.1 million; and
•
an increase in other miscellaneous expenses of $2.2 million, primarily due to increased insurance expense of $0.8 million for our directors and officers insurance policy and other increases in software, IT and other miscellaneous charges.

Other income (expense)

Change in fair value of preferred stock tranche liability

The change in fair value of the preferred stock tranche liability was due to the modification of the remaining milestones and subsequent settlement of the preferred stock tranche liability in March 2020, resulting in the issuance of Series A Preferred Stock.

Change in fair value of antidilution rights liability

The change in fair value for the antidilution rights liability was primarily due to the settlement of the liability during the nine months ended September 30, 2021 with the issuance of 878,098 shares of our common stock. The settlement amount was $32.5 million and resulted in a fair value adjustment to the antidilution rights liability of $25.6 million due to an increase in the fair value of the shares being issued upon settlement.

Change in fair value of success payments liability

The change in fair value of the success payments liability was primarily due to the increase in the fair value of our common stock which resulted in a fair value adjustment of $9.0 million to other expense during the nine months ended September 30, 2021. During the three months ended September 30, 2021, certain success payment obligations were triggered, and amounts due to Harvard and Broad totaled $6.3 million. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest income and other income (expense), net

The decrease of $0.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to an increase in loss on settlement of invoices in foreign currency compared to 2020.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through September 30, 2021, we had raised an aggregate of $523.2 million in gross proceeds from sales of our preferred stock in private placements and common stock in our IPO. As of September 30, 2021, we had $389.2 million in cash, cash equivalents and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(49,837)	$(20,290)
Cash used in investing activities	(182,113)	(63,014)
Cash provided by financing activities	375,865	92,619
Net increase in cash, cash equivalents and restricted cash	$143,915	$9,315

Operating activities

For the nine months ended September 30, 2021, net cash used in operating activities was $49.8 million, consisting primarily of our net loss of $89.0 million and a decrease in our operating assets and liabilities of $2.9 million. These amounts were partially offset by the following non-cash changes: $25.6 million associated with the fair value change in antidilution rights liability, $9.0 million associated with the fair value change in success payments liability, stock-based compensation of $4.3 million, depreciation expense of $1.1 million, non-cash lease expense of $1.3 million and amortization of investment premiums of $0.8 million.

For the nine months ended September 30, 2020, net cash used in operating activities was $20.3 million, consisting primarily of our net loss of $22.2 million and non-cash items of $2.5 million, associated with the fair value change in the preferred stock tranche liability. These amounts were partially offset by an increase in operating assets and liabilities of $0.9 million and the following non-cash changes: change in fair value of antidilution rights liability of $1.8 million, depreciation expense of $1.1 million, stock-based compensation of $0.4 million and amortization of investment premiums of $0.2 million.

Investing activities

For the nine months ended September 30, 2021, net cash used in investing activities was $182.1 million and consisted of purchases of property and equipment of $3.4 million, primarily related to lab equipment, and purchases of marketable securities of $234.5 million, offset partially by maturities of marketable securities of $55.8 million.

For the nine months ended September 30, 2020, net cash used in investing activities was $63.0 million and consisted of purchases of marketable securities of $88.3 million and purchases of property and equipment of $2.5 million, offset partially by maturities of marketable securities of $27.8 million.

Financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $375.9 million, consisting primarily of the net proceeds from the issuance of Series B Preferred Stock of $93.8 million, net proceeds from our IPO of $285.2 million and proceeds from exercises of stock options of $0.5 million, offset partially by payment of IPO expenses of $3.6 million.

For the nine months ended September 30, 2020, net cash provided by financing activities was $92.6 million, received as net proceeds from the issuance of Series A Preferred Stock and Series A-2 Preferred Stock.

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
•
operate as a public company.

As of September 30, 2021, we had cash, cash equivalents and marketable securities of $389.2 million. We believe our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 17, 2021, with the exception of our lease agreement for 201 Brookline Avenue, which was signed on August 19, 2021. Refer to Note 7, Leases, to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our Lease obligations.

Emerging growth company and smaller reporting company status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may delay the adoption of certain accounting standards until such time as those standards apply to private companies. Other exemptions and reduced reporting requirements under the JOBS Act for EGCs include presentation of only two years of audited financial statements in a registration statement for an IPO, an exemption from the requirement to provide an auditor’s report on internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002,

an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

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

During the three months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 17, 2021, with the exception of our adoption of ASC 842, Leases, as described further in Note 2, Significant Accounting Policies, to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our condensed consolidated financial statements included in the final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 17, 2021.

Item 3. Quantitative and qualitative disclosures about market risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, we had cash and equivalents of $148.1 million, which consisted of standard checking accounts and money market account funds that invest primarily in the U.S. government-backed securities and treasuries. In addition, as of September 30, 2021, we also had marketable securities of $241.1 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, and have incurred significant operating losses. Our net losses were $89.0 million for the nine months ended September 30, 2021 and $45.7 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $155.5 million. To date, we have generated no revenue and have financed our operations primarily through private placements of our preferred stock and, most recently, from the sale of common stock in our initial public offering, or IPO. We have devoted all of our efforts to research and development, are still in the early stages of development of our research programs and have not commenced clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct research, development and preclinical testing, initiate clinical trials and potentially seek marketing approval for our current and any additional product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and initiate clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we have incurred and expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $389.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

The COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and prospects.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, emerged in China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has caused, and may continue to cause, many governments to implement measures to slow the spread of the pandemic through quarantines, travel restrictions, heightened border scrutiny and other measures. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen.

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
•
laboratory supplies used in our preclinical studies; and
•
animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address components of the pandemic.

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

Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current good manufacturing practices, or cGMP. Our third-party manufacturers are subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter subject to ongoing inspection from time to time. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into a collaboration and license agreement with Beam, or the Beam Agreement, to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, in October 2020, we entered into a non-exclusive license agreement with Acuitas, or the Acuitas Agreement, to license from Acuitas its LNP delivery technology. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the Beam Agreement, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, upon execution of the Beam Agreement, we issued 276,075 shares of our common stock to Beam. In addition, under the Cas9 License Agreement, we issued 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also had anti-dilution rights, pursuant to which we issued Broad and Harvard an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings. We also issued 878,098 additional shares of common stock to Broad and Harvard upon the closing of our initial public offering pursuant to the Cas9 License Agreement. We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. In September 2021, we notified Harvard and Broad that our average market capitalization exceeded three specified thresholds as of a relevant measurement date and aggregate success payments of approximately $6.3 million became payable under the Cas9 License Agreement, which we plan to settle in cash in the three month period ending December 31, 2021.

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

On June 21, 2021, the PTAB declared an interference (U.S. Interference No. 106,133) between one U.S. patent application owned by Sigma-Aldrich Co., LLC and 14 U.S. patents and two U.S. patent applications that are co-owned by the Boston Licensing Parties. In the declared interference, Boston Licensing Parties have been designated as the junior party and Sigma-Aldrich Co., LLC has been designated as the senior party

As a result of the declaration of interference, an adversarial proceeding in the USPTO before the PTAB has been initiated, which is declared to ultimately determine priority, specifically and which party was first to invent the claimed subject matter. An interference is typically divided into two phases. The first phase is referred to as the motions or preliminary motions phase while the second is referred to as the priority phase. In the first phase, each party may raise issues including but not limited to those relating to the patentability of a party’s claims based on prior art, written description, and enablement. A party also may seek an earlier priority benefit or may challenge whether the declaration of interference was proper in the first place. Priority, or a determination of who first invented the commonly claimed invention, is determined in the second phase of an interference. Although we cannot predict with any certainty how long each phase will actually take, each phase may take approximately a year or longer before a decision is made by the PTAB. It is possible for motions filed in the preliminary motions phase to be dispositive of the interference proceeding, such that the second priority phase is not reached.

There can be no assurance that the U.S. interference will be resolved in favor of the Boston Licensing Parties. If the 106,115, 106,126, or 106,133 interference resolves in favor of CVC, Toolgen, Inc., Sigma-Aldrich Co., LLC respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We are aware of several product candidates in clinical development that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including peptide-based anti PCSK9 vaccination, small molecule oral PCSK9 inhibitors, small binding proteins, and antisense oligonucleotides. In 2021, Esperion in-licensed an oral small molecule PCSK9 inhibitor from Serometrix LLC for which it disclosed plans to submit an IND in 2021.

We are aware of one other gene editing program targeting the PCKS9 gene in preclinical development. Precision Biosciences, Inc., or Precision, has published preclinical data showing long-term stable reduction of LDL-C levels in non-human primates following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision’s PCSK9-directed nuclease product candidate into Phase 1 clinical trials for the treatment of familial hypercholesterolemia in 2022.

Evinacumab, a mAb targeting ANGPTL3 protein that is marketed by Regeneron, is approved by the FDA for the treatment of patients with HoFH. Evinacumab is also being evaluated by Regeneron in Phase 2 development for severe hypertriglyceridemia.

We are aware of several product candidates in clinical development that target ANGPTL3 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including vupanorsen, an antisense oligonucleotide therapy being evaluated in a Phase 2 clinical trial by Ionis Pharmaceuticals, Inc. and Pfizer for the treatment of patients with elevated non-high-density lipoprotein cholesterol and triglycerides. In addition, ARO-ANG3, a siRNA targeting ANGPTL3 protein, is being evaluated in a Phase 1/2 clinical trial by Arrowhead Pharmaceuticals, Inc., or Arrowhead. In 2021, Arrowhead initiated a Phase 2b trial of ARO-ANG3 for the treatment of patients with mixed dyslipidemia.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are seeking to identify and develop product candidates to treat diseases in which there is no clinical experience using a gene editing approach, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. No gene editing therapeutic product has been approved in the United States or in Europe.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA and in June 2021, the U.S. Supreme Court dismissed the case and sustained the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Further, the United Kingdom’s withdrawal from the European Union and EEA on December 31, 2020 has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, companies are subject to the UK GDPR and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law. In particular, the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) regarding data subjects in the United Kingdom and/or carried out in the context of the activities of our establishment in the United Kingdom is subject to the UK GDPR and the UK Data Protection Act of 2018. However, it is still unclear whether the transfer of personal information from the EEA to the United Kingdom will remain lawful under the GDPR.

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

Our internal information technology systems, or those of our collaborators, vendors or other contractors or consultants, may fail or suffer security breaches, loss of data and other disruptions, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, trigger contractual and legal obligations, potentially exposing us to liability, reputational harm or otherwise adversely affecting our business and financial results.

We are dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit confidential information, including but not limited to intellectual property, proprietary business information and personal information. It is critical that we, our vendors, collaborators or other contractors or consultants, do so in a secure manner to maintain the availability, security, confidentiality, privacy and integrity of such confidential information.

Despite the implementation of security measures, our internal information technology systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromise.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future breaches.

To the extent we experience a material system failure, accident, cyber-attack or security breach, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our or our vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. As a result of such an event, we may be in breach of our contractual obligations. Furthermore, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

The financial exposure from the events referenced above could either not be insured against or not be fully covered through any insurance that we maintain and could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

Risks related to ownership of our common stock and our status as a public company

Our executive officers, directors and their affiliates, if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 26.1% of our common stock as of November 8, 2021. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The price of our common stock has been volatile and may fluctuate substantially, which could result in substantial losses for our stockholders.

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 8, 2021, we had 48,171,010 shares of common stock outstanding. This includes the 16,141,157 shares that we sold in our IPO, which may be resold in the public market immediately without restriction, unless purchased by our affiliates. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will become eligible to be sold at various times after the expiration of the applicable lock-up period. The lock-up agreements are subject to certain specified exceptions and the representatives of the underwriters may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market.

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

As a public company, we have incurred and particularly after we are no longer an EGC or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly compared to when we were a private company.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ending December 31, 2022. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and eliminating NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the Tax Act and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the Tax Act and additional tax legislation. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

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

None.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates. As of September 30, 2021, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

3.2	Amended and Restated Bylaws of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021), as amended.

10.1*	Lease by and between Verve Therapeutics, Inc. and ARE-MA Region No. 87 Tenant, LLC, dated August 19, 2021, as amended.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: November 10, 2021	By:	/s/ Andrew Ashe
Andrew Ashe, J.D.
President and Chief Operating Officer
Principal Financial Officer