Form 10-K
period 2021-12-31
Verve Therapeutics, Inc.
filed 2022-03-14
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40489

VERVE THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	82-4800132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Technology Square, Suite 901 Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 603-0070

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	VERV	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on June 16, 2021. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $2.185 billion based on the closing price of the registrant’s common stock on Nasdaq as of June 30, 2021, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of March 9, 2022 was 48,576,595.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2022 Annual Meeting of Stockholders which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing of our submissions of investigational new drug applications, or INDs, and clinical trial applications to regulatory authorities;
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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments we may make or enter into.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to our other filings with the SEC completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “our company,” “the company,” and “our business” in this Annual Report refer to Verve Therapeutics, Inc. and its consolidated subsidiary.

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe to be the principal risks facing our business, in addition to the risks described more fully in Item 1A, “Risk Factors” of Part I of this Annual Report on Form 10-K and other information included in this report. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations.

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
•
We are very early in our development efforts, and we have not yet completed IND-enabling studies or initiated clinical development of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed;
•
Gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business;
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

•
If we fail to comply with our obligations in our intellectual property license arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business;
•
The intellectual property landscape around genome editing technology, including base editing, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery, development and commercialization efforts;
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

PART I

Item 1. Business.

Overview

We are a genetic medicines company pioneering a new approach to the care of cardiovascular disease, or CVD, transforming treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. Our goal is to disrupt the chronic care model for CVD by providing a new therapeutic approach with single-course in vivo gene editing treatments focused on addressing the root causes of this highly prevalent and life-threatening disease. Our initial two programs target PCSK9 and ANGPTL3, respectively, genes that have been extensively validated as targets for lowering blood lipids, such as low-density lipoprotein cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetime of patients with or at risk for atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD.

Our approach leverages multiple breakthroughs in 21st century biomedicine—human genetic analysis, gene editing, messenger RNA, or mRNA, -based therapies and lipid nanoparticle, or LNP, delivery—to target genes that are predominantly expressed in the liver and disrupt the production of proteins that cause CVD. We are advancing a pipeline of single-course in vivo gene editing programs, each designed to mimic natural disease resistance mutations and turn off specific genes in order to lower blood lipids, thereby reducing the risk of ASCVD. We intend to initially develop these programs for the treatment of patients with familial hypercholesterolemia, or FH, a genetic disease that causes life-long severely elevated blood LDL-C, leading to increased risk of early-onset ASCVD. If our programs are successful in FH, we believe they could also provide a potential treatment for the broader population of patients with established ASCVD. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure similar to the way that certain vaccines offer long-term protection against infectious diseases.

High cumulative life-long exposure to LDL-C drives the development of atherosclerotic plaque that results in the hardening of arteries seen in ASCVD. The relationship between lowering of cumulative LDL-C exposure and reduction in the risk of ASCVD is among the best understood relationships in medicine. Studies have shown that lowering LDL-C by 39 mg/dL for five years in patients with established ASCVD reduces the risk of a further event by 21%, whereas a similar degree of LDL-C difference over a lifetime reduces the risk of a first ASCVD event by 88%. This demonstrates that the challenge is not only to substantially reduce LDL-C but also to sustain such a reduction throughout a patient’s lifetime. We believe that the cornerstone of the treatment and prevention of ASCVD must be early and aggressive reduction of LDL-C for as long as possible.

The current standard of care is a chronic care model that often fails to sufficiently control overall LDL-C exposure due to the continuous and life-long nature of its treatment approaches and the inherent adherence issues it presents. As a result, a large proportion of patients with established ASCVD have LDL-C levels above the goal recommended by the American Heart Association, or the AHA, and the American College of Cardiology, or the ACC, leaving them at risk for recurrent ASCVD events and the potential for invasive medical procedures or even death. Furthermore, given the silent nature of the damage done by elevated LDL-C, many patients at risk for ASCVD do not properly appreciate the therapeutic benefits of consistent treatment as well as the substantial risk of foregoing treatment, focusing instead on the heavy, life-long medication burden of daily pills, lifestyle changes and other chronic approaches. We believe that single-course gene editing treatments that potently and durably control cumulative LDL-C exposure could fundamentally disrupt the chronic care model for treating patients with or at risk for ASCVD and relieve the significant burden placed on patients, providers and the healthcare system.

Our lead product candidate, VERVE-101, is designed to permanently turn off the PCSK9 gene in the liver. PCSK9 is a highly validated target that plays a critical role in controlling blood LDL-C through its regulation of the LDL receptor, or LDLR. Reduction of PCSK9 protein in the blood improves the ability of the liver to clear LDL-C from the blood. VERVE-101 utilizes LNP-mediated delivery to target the liver and base editing technology to make a single base change at a specific site in the PCSK9 gene in order to disrupt PCSK9 protein production.

In a subsequent and ongoing in vivo proof-of-concept study of a precursor formulation of VERVE-101 in NHPs, we observed substantial lowering of LDL-C levels that was sustained over an extended period of time following treatment. In this study, following a single intravenous infusion of a base editor targeting PCSK9, we observed an average reduction of blood PCSK9 protein of 89% accompanied by an average reduction of blood LDL-C levels of 59% at two weeks after treatment. This LDL-C reduction was maintained at an average of 60% for 15 months following treatment. If we are able to achieve similar reductions in PCSK9 protein levels in humans, we believe this could result in marked and sustained LDL-C reductions of approximately 60%, which would potentially offer superior cumulative LDL-C lowering to what has been clinically demonstrated with other PCSK9-targeting treatment modalities. We expect to expand beyond our PCSK9 and ANGPTL3 programs to develop a suite of single-course gene editing medicines that address root causes of disease.

In an ongoing preclinical study with VERVE-101 in NHPs, we observed 70% mean editing following a single administration of 1.5 mg/kg dose at the PCSK9 target gene site in liver biopsies taken at day 15. In this study, we also observed an average reduction in blood PCSK9 protein of 86% accompanied by an average reduction of blood LDL-C levels of 62% at two weeks after treatment, which were maintained to 180 days.

In addition, in our preclinical studies in NHPs, VERVE-101 has been well tolerated following a single administration with only mild elevations in liver function tests that resolved within two weeks. In primary human hepatocytes treated with VERVE-101, we observed on-target editing at the PCSK9 target site and did not observe significant editing at any of approximately 3,000 identified potential off-target sites.

Based on our preclinical data, we are advancing VERVE-101 initially for the treatment of heterozygous familial hypercholesterolemia, or HeFH, which is estimated to affect approximately 31 million patients globally. We plan to expand clinical development of VERVE-101 in a stepwise fashion beyond HeFH for the treatment of patients with established ASCVD, which represents hundreds of millions of potential patients globally. Ultimately, we believe that VERVE-101 may be useful to people at risk for ASCVD as a preventative measure in the general population. We have initiated investigational new drug application, or IND, -enabling studies for VERVE-101. We expect to complete our submissions of clinical trial applications, or CTAs, to certain foreign regulatory authorities, and an IND to the United States Food and Drug Administration, or FDA, in the second half of 2022, followed by initiation of clinical development for patients with HeFH.

Our second program is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. We believe that disrupting ANGPTL3 protein production may lead to reductions in LDL-C and triglyceride levels through a mechanism distinct from that of PCSK9. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, which affects approximately 1,300 patients in the United States. Similar to our approach with VERVE-101, we plan to expand the clinical development of our ANGPTL3 program in a stepwise fashion beyond HoFH to patients with established ASCVD who may need additional LDL-C and/or triglycerides reduction. Ultimately, we believe that our ANGPTL3 program may also be useful to people at risk for ASCVD as a preventative measure in the general population. We plan to select the development candidate for our ANGPTL3 program and to initiate IND-enabling studies in the second half of 2022.

We plan to utilize internally developed GalNAc-LNP technology in our ANGPTL3 program to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to asialoglycoprotein receptors, or ASGPR, in the liver, which bypass LDLR, thereby enabling uptake into the liver in HoFH patients.

In our preclinical studies of our ANGPTL3 program using a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver our ANGPTL3-targeted base editor we observed approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline. We conducted these studies in an internally developed NHP model of HoFH, which we created by editing the LDLR gene in wild-type NHPs and eliminating LDLR expression in the livers of NHPs using a Cas9 and dual guide RNA strategy encapsulated in standard LNPs, which led to nearly 70% whole liver DNA editing at the LDLR gene and resulted in an approximately 94% reduction in LDLR protein in the liver and a six-fold increase in blood LDL-C.

We have also assessed the potential broad utility of our proprietary GalNAc-LNP approach for delivery of our ANGPTL3-targeted base editor, in a preclinical study evaluating delivery efficiency of our ANGPTL3 base editor using both a GalNAc-LNP and a standard LNP without GalNAc in wild-type NHPs with normal livers. In these studies, we observed that wild-type NHPs treated with our ANGPTL3-targeted base editor delivered via our GalNAc-LNP had an approximately 89% reduction in ANGPTL3 protein compared to an approximately 74% reduction in wild-type NHPs treated with a standard LNP. We believe this suggests that GalNAc-LNP delivery may be utilized in indications where LDLR is present. We are conducting additional preclinical studies with our GalNAc-LNP technology.

We are focused on building the preeminent company developing gene editing medicines to treat patients with CVD, the world’s leading cause of mortality. Ultimately, we intend to leverage the expertise and capabilities of our team to expand our pipeline beyond PCSK9 and ANGPTL3 and apply our single-course gene editing approach to additional in vivo liver gene editing treatments to develop a suite of single-course gene editing medicines that address the root causes of disease.

Our team

We were founded in 2018 by a team of world-renowned researchers in cardiovascular genetics, pioneers of gene editing and proven business leaders, including Sekar Kathiresan, M.D., Kiran Musunuru, M.D., Ph.D., MPH, J. Keith Joung, M.D., Ph.D., Burt Adelman, M.D., Issi Rozen, MBA, and Barry Ticho, M.D., Ph.D. Since our founding, we have built an organization and culture driven by a talented team of individuals who embody the meaning behind our name—vigor, spirit and enthusiasm—and who are motivated by a common goal of transforming the care of patients with or at risk for CVD.

Members of our leadership team have extensive collective experience in human genetics, gene editing, CVD care and drug development and commercialization. Our chief executive officer, Dr. Kathiresan, is a preventive cardiologist who has made groundbreaking discoveries of genetic mutations that confer resistance to CVD. Andrew Ashe, J.D., our president and chief operating officer, is an accomplished biotech executive with over 20 years of experience in operations and legal management. Andrew Bellinger, M.D., Ph.D., our chief scientific officer and chief medical officer, is a cardiologist with proven expertise in drug delivery, drug development and translational medicine. Allison Dorval, our chief financial officer, has more than 20 years of leadership in finance, accounting, financial reporting and investor relations.

We have attracted a diverse team of experts in discovery, preclinical research and clinical development, as well as gene editing technologies and the manufacturing and delivery of genetic medicines. Our team is built on several core values that drive our day-to-day activities and inspire our long-term vision:

•
Grit: we work tenaciously to solve problems and advance science with rigor and care.
•
Spirit: we act with integrity and inclusion to earn the trust of colleagues, partners, patients and providers.
•
Drive: we enthusiastically pursue our potential, and we empower those around us to do the same.
•
Passion: we are motivated by our mission to reimagine the approach to the treatment of CVD for patients and their families.

We have a Scientific Advisory Board, or SAB, comprising leading experts in the fields of cardiology, human genetics, translational medicine, delivery technologies, business and finance, including Eugene Braunwald, M.D., Daniel J. Rader, M.D., Andrew Geall, Ph.D., Anthony Philippakis, M.D., Ph.D, Kiran Musunuru, M.D., Ph.D., MPH, and Penny M. Heaton, M.D. Dr. Braunwald, a cardiovascular medicine specialist at Brigham and Women’s Hospital and Hersey Professor of Medicine at Harvard Medical School, serves as chair of our SAB, has been listed as the most frequently cited author in cardiology, and was the first cardiologist elected to the National Academy of Sciences.

We have in-licensed technologies and intellectual property covering various elements of gene editing, including base editing and CRISPR nucleases, as well as multiple LNPs, with licenses from Beam Therapeutics Inc., or Beam, The Broad Institute, Inc., or Broad, Editas Medicine, Inc., the President and Fellows of Harvard College, or Harvard, Massachusetts General Hospital and Acuitas Therapeutics Inc., or Acuitas.

Transforming cardiovascular care

Despite advances in treatment over the last 50 years, CVD remains a global epidemic. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. CVD remains the leading cause of death worldwide, responsible for nearly one in three deaths according to the World Health Organization. It is also a leading contributor to reductions in life expectancy and is one of the most expensive health conditions in the United States. According to the United States Centers for Disease Control and Prevention, or CDC, CVD costs the U.S. healthcare system more than $350 billion per year in annual costs and lost productivity. Our goal is to disrupt the chronic care model for CVD by providing a new therapeutic approach focused on addressing the root causes of this highly prevalent and life-threatening disease.

CVD collectively refers to diseases of the heart and blood vessels, which are diagnosed as ASCVD, among others, as depicted in the figure below. In ASCVD, a large subset of CVD, cholesterol drives the development of atherosclerotic plaque, a mixture of cholesterol, cells and cellular debris in the wall of a blood vessel that results in the hardening of the arteries.

High cumulative life-long exposure to blood cholesterol, which is carried in each of low-density lipoprotein, or LDL, triglyceride-rich lipoprotein, or TRL, or lipoprotein(a), or Lp(a), is a root cause of ASCVD. The graphic below depicts these liver-produced lipoproteins being secreted into the blood and their typical compositions, comprising cholesterol and triglycerides and with apolipoprotein B, or ApoB, on the surface. Each of these three lipoproteins represents an independent pathway of risk for ASCVD, and we believe that concurrently reducing the blood lipids carried in more than one of these pathways should provide additive benefit for the treatment of ASCVD.

Current treatment approaches to lower LDL-C utilize continuous, life-long treatment, and due to the limitations of this chronic care model, cumulative exposure to LDL-C for many patients with ASCVD remains insufficiently controlled. The most common treatment for patients with ASCVD is daily statin pills in combination with recommended therapeutic lifestyle changes. There are several non-statin daily pills, including ezetimibe, bile acid sequestrants and bempedoic acid, that may be used alone or added sequentially to statin treatment in order to help patients with ASCVD reach recommended LDL-C goals. There are also two FDA-approved monoclonal antibodies, or mAbs, evolocumab and alirocumab, that target and bind to PCSK9 protein and are typically administered via injection twice per month. In addition, inclisiran, a small interfering RNA, or siRNA, that targets PCSK9 and is subcutaneously administered twice per year, was recently approved by the FDA and the European Medicines Administration, or EMA. Despite these approved treatments, effectively controlling LDL-C levels long-term in patients with or at high risk for ASCVD remains a significant unmet need.

The relationship between lowering of cumulative LDL-C exposure and reduction in the risk of ASCVD is among the best understood relationships in medicine. Human genetic studies have shown that those with FH, a genetic disease, have life-long severely elevated blood LDL-C, which can lead to increased risk of early-onset ASCVD.

Conversely, individuals born with resistance mutations that turn off a cholesterol-raising gene expressed in the liver, such as PCSK9, have life-long low levels of LDL-C and rarely suffer from ASCVD. These insights point to the importance of early aggressive treatment to reduce LDL-C exposure over a patient’s lifetime. For patients with established ASCVD, such as those who have previously suffered a heart attack, clinical treatment guidelines published by the AHA/ACC recommend lowering blood LDL-C to a goal of less than 70 mg/dL, and the European Society of Cardiology, or ESC, recommends lowering blood LDL-C to a goal of less than 55 mg/dL. If blood LDL-C is maintained low enough for long enough, the risk of a first ASCVD event, including a heart attack, can be dramatically reduced. Studies have shown that lowering LDL-C by 39 mg/dL for five years in patients with established ASCVD reduces the risk of a further event by 21%, whereas a similar degree of LDL-C difference over a lifetime reduces the risk of a first ASCVD event by 88%.

Despite the availability of statin and non-statin therapies, cumulative exposure to LDL-C is often insufficiently controlled in many patients with ASCVD. As a result, a large proportion of patients with established ASCVD have LDL-C levels above clinical treatment guidelines. In a national registry of outpatient cardiovascular care in the United States, out of 2.6 million patients who had suffered a clinical ASCVD event, 53% had not received any cholesterol-lowering therapy and 72% remained above the LDL-C levels recommended by the AHA/ACC. Further, data from a clinical trial of approximately 6,000 patients in the year following a heart attack showed that among the approximately 3,000 patients for whom the medication was provided for free, only 39% reported full adherence to their statin therapy.

A large proportion of patients with or at risk for ASCVD opt against starting or remaining on treatment due to the heavy, life-long medication burden associated with daily pills or frequent injections. Given the silent nature of the damage done by elevated LDL-C, many patients at risk for ASCVD do not properly appreciate the therapeutic benefits of consistent treatment as well as the substantial risk of foregoing treatment, focusing instead on the heavy, life-long medication burden of chronic approaches. Numerous prior studies of statins and injectable mAb PCSK9 inhibitors showed that treatment discontinuation is frequent. The graphic below illustrates findings from two of these studies, which showed that 50% of patients or fewer remain on treatment with PCSK9 inhibitor mAbs or statins over four years.

Incomplete adherence to treatment may result in significant oscillation in blood LDL-C levels over a patient’s lifetime. The illustrative graphic below depicts the journey of a hypothetical patient with FH who began standard-of-care treatment after suffering a heart attack at age 44, at which point the patient was diagnosed with ASCVD, and the potential consequences of incomplete control of LDL-C over several years due to poor adherence and insufficient healthcare access. Incomplete LDL-C control can lead to recurrent clinical ASCVD events and the need for invasive medical procedures, such as intracoronary stenting and coronary artery bypass surgery, and can be fatal. These recurrent events and procedures place a heavy burden on patients, treating providers and the medical system as a whole, with increased cost and use of healthcare services.

Advantages of our single-course gene editing treatments for ASCVD

We believe that single-course gene editing treatments for patients with ASCVD have the potential to solve many of the challenges of the chronic care model and create a new paradigm for the treatment of this highly prevalent and life-threatening disease. By potently and durably controlling cumulative LDL-C exposure throughout a patient’s lifetime, we believe our gene editing medicines could fundamentally disrupt the chronic care model for patients with or at risk for ASCVD and relieve the significant burden placed on patients, providers and the healthcare system. The illustrative graphic below depicts the journey of the same hypothetical patient with FH who, in this case, received a single-course gene editing treatment after suffering a heart attack and avoided recurrent ASCVD events as a result.

To achieve our goal of transforming the treatment of ASCVD, we are developing a pipeline of single-course gene editing treatments that leverage multiple breakthroughs of 21st century biomedicine—human genetic analysis, gene editing, mRNA-based therapies and LNP-mediated delivery. We believe our approach benefits from the following potential advantages:

•
Validated liver targets implicated in ASCVD risk: Our approach specifically targets genes that are predominantly expressed in the liver and have been validated through human genetics research. Naturally occurring mutations in each of these target genes are associated with a reduced risk of ASCVD. Our gene editing programs are designed to mimic these natural resistance mutations to turn off specific genes in the liver implicated in the risks of ASCVD. Such resistance mutations in PCSK9, even in adults with homozygous mutations and complete PCSK9 protein deficiency, do not appear to have any serious adverse health consequences. Furthermore, there is established human pharmacologic proof-of-concept and positive tolerability profiles with other modalities targeting these genes, such as mAbs, siRNA and antisense oligonucleotides.
•
Potent, durable and life-long lowering of blood lipids through a single-course treatment: We are leveraging gene editing technologies, including base editing, to make a permanent change in the target gene and disrupt the production of specific proteins that cause ASCVD. The durability of a gene editing approach appears to hold true in tissues with cell turnover, such as the liver, since the edit is passed on as cells divide. With VERVE-101, we are leveraging base editing with the goal of potently and permanently reducing blood lipids in order to create the potential for a life-long therapeutic outcome. In an ongoing preclinical proof-of-concept study in NHPs using a precursor formulation of VERVE-101, we observed a 59% reduction in blood LDL-C at two weeks after treatment, with LDL-C reduction maintained at an average of 60% at 15 months. In another preclinical proof-of-concept study in NHPs, we observed that a single administration of a precursor formulation targeting ANGPTL3 resulted in a 64% reduction in blood triglycerides at two weeks after treatment, with triglyceride reduction maintained at an average of 69% at ten months. We believe that our gene editing approach has the potential to potently and durably lower blood lipids throughout a patient’s lifetime, thereby reducing their risk of ASCVD.
•
Designed and optimized to reduce or avoid safety risks: To optimize the safety profile of our gene editing programs, we utilize non-viral LNP delivery of a gene editor to the liver due to the potentially superior safety profile of LNPs compared with available viral delivery approaches, specifically the minimization of genome integration risk and immunogenicity. In addition, we use base editing for our initial programs, which enables highly precise editing at the single base pair level and minimizes the risks of unwanted DNA modifications associated with double-stranded breaks from nuclease-based editing approaches. Finally, we extensively screen pairs of gene editors with guide RNA, or gRNA, in human cells, mice and NHPs to maximize the likelihood that our gene editing programs will have limited or no off-target editing effects. For VERVE-101, we have identified a base editor paired with a gRNA targeting PCSK9 and have not observed any significant off-target editing in preclinical studies using primary human hepatocytes.
•
A suite of complementary single-course gene editing treatments to broadly reduce blood lipids and ASCVD risk: We are focused on targeting distinct pathways implicated in elevated blood lipid levels and related ASCVD risk. VERVE-101, our lead program, is designed to target the PCSK9 gene, a validated regulator of blood LDL-C levels. Our second program targets the ANGPTL3 gene, a regulator of both cholesterol and triglycerides that contributes to ASCVD risk independent of the PCSK9 pathway. We believe that patients with established ASCVD who may need additional LDL-C and/or triglyceride reduction may benefit from treatment with an ANGPTL3-lowering therapy.
•
Potential to manufacture our programs in a scalable manner to reach a broad population: We have designed our single-course treatments as LNPs encapsulating mRNA and gRNA, a similar construction to that used in two recent mRNA-based vaccines approved by the FDA for the prevention of COVID-19. We believe we will benefit from the rapid increase in investment, validation and real-world application of these technologies on a global scale as a result of the COVID-19 pandemic, which should enhance our potential to manufacture our gene editing programs for use with a broad patient population. We believe that scalable manufacturing is paramount to unlocking the true potential of our single-course gene editing treatments to tackle the worldwide burden of ASCVD.

Our strategy

We are executing a strategy with the following key elements:

•
Employ a stepwise approach to realize the full potential of VERVE-101, with initial development for the treatment of patients with HeFH followed by expansion to the broader population of patients with or at risk for

ASCVD. We are pioneering a new approach with single-course gene editing medicines aimed at transforming the care of patients with or at risk for ASCVD. We are initially developing VERVE-101 for the treatment of HeFH, a genetic cardiovascular disorder that causes life-long elevated LDL-C levels and leads to early-onset ASCVD. If we successfully develop VERVE-101 for the treatment of patients with HeFH, we believe it could also be used to treat the broader population of patients with established ASCVD. Ultimately, we believe these treatments could be potentially developed for administration to people at risk for ASCVD as a preventative measure. We have initiated IND-enabling studies with VERVE-101, and expect to complete our submissions of CTAs to certain foreign regulatory authorities and an IND to the FDA in the second half of 2022, followed by initiation of clinical development for patients with HeFH.
•
Expand our pipeline of gene editing treatments within ASCVD and beyond to additional CVD indications. We are currently developing two gene editing programs focused on targeting two independent pathways controlling blood lipids implicated in ASCVD risk—PCSK9 and ANGPTL3. We envision expanding beyond our PCSK9 and ANGPTL3 programs to develop a suite of single-course gene editing medicines that comprehensively and robustly address additional independent causes of CVD. We believe our approach may be applicable to additional CVD indications with high unmet need driven by mutations in target genes expressed in the liver.
•
Leverage our expertise and access to multiple gene editing technologies to become the leader in gene editing for CVD. We believe that the deep expertise of our team in human genetics, gene editing and off-target analysis combined with multiple in-licensed technologies, including base editing and CRISPR nucleases, positions us to be able to develop single-course gene editing medicines designed to make a precise, predictable and permanent change in a target gene for the treatment of CVD. For each new target, our expertise allows us to systematically evaluate each gene editing technology in primary human hepatocytes, mice and NHPs to identify the optimal approach based on potential efficacy and safety. We believe that our singular focus on developing gene editing medicines to treat CVD enables us to move rapidly and has culminated in the first ever proof-of-concept data in NHPs for base editing.
•
Advance LNP delivery technology leveraging both external as well as internal LNP capabilities to target the liver. On a target-by-target basis, we evaluate the best options for non-viral delivery from our external partnerships or our internal LNP discovery platform. For our lead program, VERVE-101, we have licensed LNP technology from Acuitas, an established company with a track record of partnering and developing LNPs for clinical use. Additionally, our internal team’s expertise in biodegradable LNP chemistry, formulation and manufacturing has allowed us to develop and screen potent, liver-directed LNPs, including novel liver-targeting GalNAc-LNPs, which may offer superior delivery in certain CVD patient populations. We plan to utilize our proprietary GalNAc-LNPs to deliver a base editor targeting the ANGPTL3 gene to the liver in our ANGPTL3 program.
•
Prioritize rapid iteration of product candidates in NHP preclinical models as an early development strategy. We believe that studies in NHPs are a powerful predictor of efficacy in humans for gene editing and LNP delivery to the liver. Our preclinical validation approach prioritizes NHP experiments early in the process, enabling us to rapidly optimize drug product development to identify a lead candidate to take into clinical development. With VERVE-101, the bulk of our preclinical studies have been performed in NHPs, allowing us to establish the pharmacodynamic relationship between liver editing and resulting reductions in circulating PCSK9 protein and LDL-C that we believe will translate into a similar profile in humans.
•
Develop manufacturing capabilities to produce in vivo gene editing medicines at scale. We are currently working with Good Manufacturing Practice, or GMP, vendors to produce all components of our drug candidates for our first clinical trial batches. We have successfully executed batches at near clinical scale through our vendors and are on-track to produce clinical batches for our planned first-in-human trial of VERVE-101. We have also developed proprietary production processes designed to yield high-purity and high-quality mRNA that are crucial for in vivo liver editing applications. We are continuing to invest in building internal manufacturing capabilities for mRNA and LNP production, in order to fulfill our vision of delivering gene editing medicines to millions of patients with CVD.
•
Build the leading cardiovascular gene editing company by maintaining a dynamic culture that attracts and retains a talented and collaborative team. We have attracted a talented team of scientists, cardiologists, drug developers and business professionals, as well as experts in the fields of human genetics, gene editing technologies, mRNA biology, off-target analysis and genetic medicine delivery modalities. Developing gene editing medicines that transform the care of CVD requires that we solve many new and complex problems as a natural component of the drug discovery and development process. Our vision, values, talent and strategy are essential to maximizing our ability to address these problems and bring forward a new approach to treating the leading cause of the death in the world.

Our approach

We are employing a tailored approach aimed at developing single-course gene editing medicines to transform treatment for patients with CVD. Our gene editing programs target validated genes in the liver that are supported by extensive human genetics and human pharmacology data and are known to be implicated in CVD. We use base editing for our initial programs, a next-generation gene editing approach that enables precise and efficient editing at the single base level in the genome without making a double-stranded break in the DNA. Our gene editing programs consist of LNPs that encapsulate mRNA encoding for a gene or base editor as well as a gRNA targeting the gene of interest expressed in the liver. We believe that the following key elements of our approach will help us achieve our goal of delivering gene editing treatments on a global scale for millions of patients with CVD.

Editor selection

We selected gene editing as the core technology to develop our single-course gene editing treatments for CVD because we believe it offers the potential for durability of effect and versatility in the type of genetic modification compared to other genetic medicine approaches, including gene therapy and RNA therapeutics. We have access to multiple gene editing technologies through licenses including base editing and CRISPR nucleases. We believe having the flexibility to apply different gene editing technologies to different single-course treatments for CVD enables us to identify the best potential option for any given therapeutic application.

CRISPR-Cas is a form of nuclease-based gene editing that enables targeting of genomic DNA sequences with high specificity in human cells by assessing for a match between the gRNA sequence and the DNA sequence. The gRNA allows the Cas protein to recognize a complementary part of the DNA sequence. Once RNA-DNA pairing occurs, the Cas enzyme makes a double-stranded DNA break, and the cell’s natural DNA repair mechanisms work to make changes or repair the genome. When the repair is faulty, there can be disruption of a target gene, known as a knockout. CRISPR-Cas is effective at knocking out, or silencing, a targeted gene through disruption. However, potential limitations of standard CRISPR-Cas gene editing include lack of predictability in genetic outcomes and potential toxicities associated with double-stranded DNA breaks.

Base editing is a next-generation gene editing approach that enables precise and efficient editing at the single base level in the genome without making a double-stranded break in the DNA. If CRISPR-Cas gene editing approaches are akin to “scissors” for the genome, base editors are akin to “pencils,” erasing and rewriting one letter in a gene.

Through our license agreement with Beam, we have access to two different types of base editors—adenine base editors, or ABEs, and cytosine base editors, or CBEs, each of which has a modified Cas9 protein bound to a gRNA, retaining the ability to target a genomic sequence, yet avoiding double-stranded DNA breaks. The base editors are distinguished by the kind of deaminase, the base editing enzyme that carries out the chemical modification, that is fused to Cas9. The deaminase makes a predictable chemical modification, called deamination, of the amine group on either an adenine, or A, base or a cytosine, or C, base as shown in the figure below.

For our lead programs for PCSK9 and ANGPTL3, we are using an ABE to convert an amine group of A to an inosine, or I, base, which is read by DNA polymerase as a guanine, or G, base, leading ultimately to an A-to-G spelling change. Once the initial modification has occurred, the intermediate DNA consists of an edited strand, containing an I at the target site, and an unedited strand with a thymine, or T, base. The I:T base pair is a mismatch, which the cell will normally attempt to repair in a process that can potentially lose the edit. In order to preserve the editing, our base editors cleave the unedited single strand of the DNA, referred to as nicking, rather than creating double-stranded breaks. The presence of the nick on the unedited strand, however, increases the efficiency of editing by inducing the cell to use the newly edited strand, and not the unedited strand, as the template for repair, resulting in an I:C base pair. Upon DNA repair or replication, the I is read as a G, resulting in a G:C base pair, and the permanent conversion of an A:T base pair to a G:C base pair is completed. This single base pair change at the specific site within the PCSK9 or ANGPTL3 gene alters the gene in such a way that no functional PCSK9 or ANGPTL3 protein is made, disrupting its role in maintaining elevated levels of circulating blood lipids.

Target selection

We focus on validated genes in the liver-cardiovascular axis, which are genes predominantly expressed in the liver and where disrupting protein production or introducing a beneficial mutation may effectively treat an underlying cause of CVD. When considering targets for our programs, we evaluate the following criteria:

•
human genetic evidence that loss-of-function, or LoF, mutations confer resistance to disease;
•
human genetic evidence that LoF mutations do not have adverse effects, and that homozygous LoF, inheriting two mutant alleles, are well tolerated;
•
human clinical proof-of-concept data for targeting with other modalities to support the potential safety and efficacy of permanent gene or base editing;
•
technical efficiencies, such as liver-predominant expression and known estimates of the pharmacodynamic relationship between target protein and therapeutic effect;
•
existence of circulating protein biomarkers for efficacy, clinical biomarkers of disease modulation, and the availability of appropriate preclinical disease models; and
•
clear unmet medical need and development rationale for the target indications.

Evaluating for off-target editing

Gene editing enables precise alterations at specific locations in the genome but has the potential to make alterations at undesired locations, known as off-target editing. Base editing has inherently fewer risks for off-target editing than CRISPR-Cas nuclease editing given the precision and efficiency of editing at the single base pair level and ability to make the edit without making a double-stranded DNA break.

Our approach to minimizing off-target editing involves the use of comprehensive, sensitive and state-of-the-art methods to identify potential off-target sites with our editors. These include computational methods that predict off-target sites based on sequence similarity to the on-target site. We also use biochemical methods in which either DNA extracted from cells or synthetic DNA is treated with a nuclease or base editor in vitro and edited sites are identified by next-generation DNA sequencing. A key part of our approach includes the use of a new technique called ONE-seq, which was developed by Dr. Keith Joung, one of our founders. ONE-seq is an in vitro method to screen tens of thousands of potential sites in the genome where editing may occur. We believe that our internal expertise in the application of multiple innovative techniques to evaluate off-target editing gives us a leading position in the field and the ability to rapidly advance future programs.

Lipid nanoparticle delivery selection

Gene editing treatments require intracellular delivery of mRNA and gRNA molecules into the target cell type—in our case, hepatocytes in the liver—and all of our programs utilize a non-viral approach, LNPs, for delivery. LNPs are well-established, both by approved products and by clinical trials conducted by others with other agents, to preferentially accumulate in the liver after systemic administration. We have chosen non-viral LNP delivery due to the potentially superior safety profile compared with available viral delivery approaches, as well as the high efficiencies of liver editing achievable with LNPs due to their natural tropism to the liver.

Non-viral delivery to the liver with LNPs confers potential advantages, including:

•
protection of the mRNA and gRNA payloads while in circulation in the blood;

•
transient expression of gene editing proteins, allowing more control over the editing process;
•
transient expression of the editing protein and rapid completion of the editing process within days, minimizing immunogenicity;
•
absence of DNA or viral components, avoiding exogenous DNA capable of inserting into the genome;
•
rapid degradation of drug product within one to two weeks, supporting the potential for long-term safety;
•
known, manageable infusion-related side effects; and
•
cost-effective manufacturing with potential to efficiently scale to reach millions of patients.

On a target-by-target basis, we evaluate the optimal LNP delivery options from either external partnerships or our internal LNP discovery platform. For our lead program, VERVE-101, we have licensed LNP technology from Acuitas, an established company with a track record of partnering and developing LNPs for clinical use. Our collaboration with Acuitas included several NHP studies to evaluate various LNP formulations and RNA payloads prior to selecting an Acuitas LNP for VERVE-101.

We view our internal LNP discovery platform as an important source of delivery technology for future therapeutic programs. We are optimizing our internal LNP discovery platform by focusing on:

•
strategies to enhance delivery to the liver in certain CVD patient populations, such as patients with HoFH, in whom LNP-mediated delivery may be challenging;
•
improved efficiency of delivery to the liver, such that lower doses of RNA payload could be used;
•
wider therapeutic indices to optimize the benefit-risk profile of our product candidates; and
•
improved stability and potential for powder formulation enabling easier storage for commercial application.

To date, our LNP discovery platform has yielded novel proprietary ionizable lipids that we have designed, synthesized and evaluated for their potential to deliver gene editing payloads to the liver in mice. We are further optimizing and scaling up such formulations for evaluation in NHPs. We have also developed novel targeting ligands that when added to LNPs allow for more efficient delivery of RNA payloads to the liver. We believe that our internal LNP discovery platform will yield improvement in our product candidates for current and future programs.

Single-course therapy

We are designing our single-course gene editing treatments to be administered as single-dose regimens through intravenous infusion, which is supported by data generated in our preclinical studies in NHPs. However, an advantage of using LNPs is the potential for split-dosing. In the case of our gene editing programs, we may elect to dose patients using a single, short course consisting of a limited number of split-doses over a short period of time to improve safety, efficacy or both. In patients who may not receive an adequate therapeutic effect with a single course of treatment, our approach may enable the option to re-dose. Patisiran, an approved LNP-encapsulated siRNA, is chronically administered without safety and efficacy concerns for patients with transthyretin amyloidosis, or ATTR. This is in contrast to viral vectors, which face safety and efficacy challenges with re-dosing.

The value of a single-course gene editing treatment will be determined by the safety, potency and durability of its desired effect. We believe a single-course treatment with VERVE-101 could durably lower LDL-C throughout the lifetime of patients with or at risk for ASCVD. Our gene editing treatments are designed to make a permanent change in the DNA of liver cells. With VERVE-101, transient expression of ABE protein in hepatocytes is designed to lead to permanent editing of the PCSK9 gene. Since liver cells turn over predominantly through division of hepatocytes that themselves will carry the PCSK9 edit, we believe that the efficacy resulting from the edit will be durable.

This stands in contrast to gene therapy, where the therapeutic benefit has been challenged by a lack of durability. Gene therapies are often designed to express exogenous mRNA by viral delivery or viral expression of mRNA. The durability of therapeutic effect can be limited by the loss of mRNA expression from a viral vector that does not integrate into the genome. This leads to either a reliance on viral integration at unpredictable sites in the genome, which can lead to safety challenges, or on repeat dosing that has its own challenges with viral delivery.

We believe that single-course gene editing treatments could provide durable and transformative outcomes, producing sustained health benefits for patients with CVD.

Scalable manufacturing

By designing our gene editing treatments as LNPs encapsulating mRNA and gRNA, we expect to benefit from the potential for scalable and cost-effective manufacturing processes enabling the opportunity to treat millions of patients with CVD.

Our product candidates are similar to two validated and approved drug classes: LNP-encapsulated siRNAs, such as patisiran, and LNP-encapsulated mRNA-based COVID-19 vaccines, which are LNPs containing a long mRNA molecule for the spike protein of SARS-CoV-2. Significant and ongoing investments are being made by multiple organizations to enhance the supply chain for all components and processes related to mRNA production, LNP production and fill-finish, especially in light of the intense worldwide efforts to manufacture massive quantities of COVID-19 vaccines. We believe we will ultimately benefit from the increased global capacity for LNP-encapsulated mRNA production over the next several years.

We are currently working with GMP vendors to produce all components of our drug candidates for our first clinical trial batches. These include plasmid DNA preparation, mRNA production via in vitro transcription reactions, gRNA synthesis via solid state synthesis, lipid synthesis and LNP formulation and fill finish. Working closely with these vendors, we have successfully executed batches at clinical scale and are on track to produce clinical batches for our planned first-in-human trial of VERVE-101.

We are also investing in the buildout of internal process development capabilities in mRNA production and LNP formulation, which we believe will become one of our core competencies in the future. The goals of this internal process development capability are to scale up plasmid DNA, mRNA and LNP production batches, to make improvements in order to enhance quality, consistency and stability, and to reduce costs. Further, we are investing in analytical method development including bioactivity and potency assays that will be critical to further product development, batch comparability assessments and additional manufacturing growth.

Our gene editing programs

We are advancing a pipeline of single-course in vivo gene editing programs intended to durably turn off genes in the liver implicated in CVD. Our gene editing programs consist of LNPs that encapsulate mRNA encoding for a gene editor as well as a gRNA targeting the gene of interest expressed in the liver. Our initial pipeline is focused on two genes, PCSK9 and ANGPTL3, implicated in the control of blood lipids. We are developing these gene editing treatments initially for the treatment of patients with forms of FH, which is an autosomal dominant genetic disorder, leading to life-long severely elevated blood LDL-C and increased risk of early-onset ASCVD. Patients with FH have mutations predominantly in the LDLR gene that affect the ability of liver cells to remove LDL from the circulation. FH manifests clinically in two forms: the more common heterozygous form, known as HeFH, and the rarer homozygous form, known as HoFH.

The following graphic summarizes our pipeline of programs.

Our most advanced product candidate, VERVE-101 targeting the PCSK9 gene, is in IND-enabling studies for the treatment of patients with HeFH, which affects approximately 1.3 million people in the United States, 2.1 million in the European Union and the United Kingdom and approximately 31 million worldwide. We expect to complete submissions of CTAs to certain foreign regulatory authorities and an IND to the FDA in the second half of 2022, followed by initiation of clinical development for patients with HeFH. Our approval pathway is subject to discussions with the FDA and other regulatory authorities; however, we note that FDA-approved lipid-lowering therapies, including for FH, have used LDL-C reduction as a primary endpoint in registrational trials. Outcome studies have not been required for initial approval of these other therapies in patients with FH.

We are strategically developing VERVE-101 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. We intend to use a stepwise clinical development plan for VERVE-101 as depicted in the illustration below, evaluating efficacy and safety in higher-risk populations first, and then if successful, expanding into broader population of patients with established ASCVD, and ultimately to those at risk for ASCVD in the general population.

We plan to develop our second program targeting the ANGPTL3 gene using a similar stepwise approach. We plan to initially develop this program for the treatment of HoFH, which affects approximately 1,300 patients in the United States. Similar to our approach with VERVE-101, we plan to expand the clinical development of our ANGPTL3 program in a stepwise fashion beyond HoFH to patients with established ASCVD who may need additional LDL-C and/or triglycerides reduction. We plan to select a development candidate for our ANGPTL3 program and to initiate IND-enabling studies for this program in the second half of 2022.

We intend to develop a broad pipeline of gene editing programs targeting distinct pathways implicated with ASCVD risk. Additionally, we believe our gene editing approach could have broader application for additional indications having both high unmet medical needs and validated gene targets expressed in the liver. With a focus on in vivo gene editing treatments, we plan to develop a suite of single-course gene editing medicines that address root causes of disease.

Familial hypercholesterolemia: our initial focus for our single-course gene editing treatments

FH is a genetic disorder where patients have life-long severely elevated blood LDL-C, which can lead to increased risk of early-onset ASCVD. FH is an autosomal dominant disease often caused by a mutation in the LDLR gene. Individuals with FH may harbor one mutant allele and are thereby heterozygous for the disease, known as HeFH, or two mutated alleles and are therefore homozygous for the disease, known as HoFH. HoFH is typically more severe than HeFH.

Men and women with untreated HeFH typically have LDL-C levels ranging from approximately 200 to 400 mg/dL and develop ASCVD before age 50 and 60, respectively. The estimated prevalence of HeFH is roughly one in 250, which translates to about 1.3 million patients in the United States. Men and women with HoFH have LDL-C levels above 500 mg/dL and typically develop ASCVD before the age of 20 and, without intervention, die before age 30. The estimated prevalence of HoFH is roughly one in 250,000, which translates to about 1,300 patients in the United States.

FH is clinically diagnosed based on a combination of factors, including the concentration of blood LDL-C, physical findings, personal or family history of hypercholesterolemia and early onset of ASCVD. Extensor tendon xanthomas, typically Achilles, subpatellar and hand extensor tendons, with extremely elevated LDL-C levels are considered specific for FH. However, FH is often silent until the development of a heart attack at a young age, at which time a family history of ASCVD and elevated LDL-C levels are often the only findings. In an analysis of the FH phenotype, which typically means LDL-C levels of greater 190 mg/dL, from six prospective cohort studies with 30-year follow-up, the FH phenotype was associated with up to a five-fold elevated 30-year ASCVD risk. ASCVD development was accelerated in those with the FH phenotype by 10 to 20 years in men and 20 to 30 years in women. In HoFH, patients typically develop atherosclerosis in childhood, initially in the aortic root, causing supravalvular aortic stenosis, and then extending into the coronary arteries. If the LDL-C level is not effectively reduced, people with HoFH die prematurely of ASCVD. The severity of atherosclerosis in FH is proportional to the extent and duration of elevated blood LDL-C levels.

Although the diagnosis of FH can be made on the basis of clinical features, genetic testing may offer additional insight into cardiac risk and diagnosis. Recent analysis of data from more than 26,000 individuals suggests that at any given LDL-C level, having an identified FH mutation is associated with significantly higher ASCVD risk than having the same LDL-C level but no apparent pathogenic FH mutation. In this analysis, individuals with an LDL-C level greater than or equal to 190 mg/dL and no pathogenic FH mutation had a six-fold higher risk of ASCVD than the reference group with an LDL-C level less than or equal to 130 mg/dL. However, individuals with an LDL-C level greater than or equal to 190 mg/dL and a pathogenic FH mutation were at a 22-fold higher risk of ASCVD than the reference group, possibly reflecting greater atherogenicity of life-long LDL-C elevation in FH compared with LDL-C elevation acquired later in life.

While dietary and lifestyle changes are important for LDL-C lowering in patients with FH, multidrug treatment is often required to achieve recommended LDL-C levels. The recommended LDL-C levels for FH patients are similar to those for non-FH patients with ASCVD. Treatment for FH patients tends to start earlier than those with or at risk for ASCVD without FH, and typically follows a more aggressive course with multidrug treatment given the elevated risk of early-onset ASCVD. While FH patients are treated with medicines similar to those used for non-FH patients, the chronic care for FH patients is typically more burdensome with earlier intervention and more drugs. In addition, for many patients, especially those with HoFH, their LDL-C levels remain inadequately controlled and do not reach goals recommended by clinical treatment guidelines.

VERVE-101: PCSK9 program

Our lead product candidate, VERVE-101, is designed to be a single-course in vivo gene editing treatment targeting the PCSK9 gene. We plan to develop VERVE-101 initially for patients with HeFH, and, if successful, to expand development for the broader population of patients who have established ASCVD.

In patients with HeFH, a genetic mutation in the LDLR gene down-regulates LDLR expression, which limits the ability of liver cells to remove LDL from the bloodstream, resulting in extremely high LDL-C levels in the blood. Over time, high LDL-C builds up in the arteries, leading to formation of atherosclerotic plaque, reduced blood flow or blockage and ultimately heart attack or stroke. We believe that inactivation of the PCSK9 gene will result in lower PCSK9 protein levels, thereby increasing LDLR expression, leading to lower LDL-C levels and reduced risk for ASCVD. Clinical trials conducted by others evaluating PCSK9 inhibitors have suggested that targeting PCSK9 has the potential to work in patients with HeFH regardless of the underlying mutation.

VERVE-101 consists of an LNP encapsulating an mRNA encoding an ABE and a gRNA, as depicted in the image below. Four lipid components assemble along with the RNAs to form a dense, stable LNP that is approximately 60 nanometers in diameter.

VERVE-101 is designed to be infused intravenously into the patient over approximately one to two hours, and then accumulates in the liver. Prior to administration of VERVE-101, a pre-medication regimen is given that consists of antihistamines and steroids. Once in the liver, VERVE-101 is brought into hepatocytes and escapes into the cytoplasm where the base editor protein is transiently expressed. The gRNA then binds to the base editor protein, and the complex is carried into the nucleus to locate the gene target specified by the 20-nucleotide spacer sequence of the gRNA. The ABE binds to the DNA and makes a single A-to-G spelling change at the target site, thereby turning off the PCSK9 gene. The ABE mRNA construct is codon-optimized and contains chemical modifications to reduce the potential for mRNA-mediated immune responses. The gRNA sequence has several chemical modifications to enhance in vivo stability to endonucleases and exonucleases.

PCSK9 as a target

The PCSK9 gene plays a critical role in the regulation of blood LDL-C through its regulation of the LDLR gene. The normal function of PCSK9 is depicted in the figure below on the left. The PCSK9 gene produces a protein in the liver that is released into the blood. LDLR is present on the surface of liver cells and binds to LDL and removes LDL from circulation. The LDL bound to LDLR is taken up by liver cells to enable the breakdown of LDL particles. LDLR is then recycled back to the surface of the cell, enabling the process of LDL uptake to recur. PCSK9 protein in the blood interrupts this LDLR recycling process. Specifically, PCSK9 protein in the blood binds to LDLR and targets LDLR for destruction. In doing so, PCSK9 reduces the number of LDLRs on the liver cell surface, thereby reducing the ability of the liver to clear LDL from the blood. The figure on the right depicts a loss of PCKS9 gene function, which results in less PCSK9 protein and thereby increased LDLR expression and uptake of LDL-C.

As reported in The New England Journal of Medicine, one study found that adults with naturally occurring LoF mutations in the PCSK9 gene had LDL-C levels that were 38 mg/dL lower than adults without the mutation, and those with the mutation had an 88% lower risk of ASCVD. Human genetic studies also showed that carrying naturally occurring loss-of-function mutations in one or both copies of the PCSK9 gene was not associated with serious adverse health consequences.

In addition to human genetic studies, human pharmacology studies have provided validation for PCSK9 as a target. The impact of PCSK9 inhibition on cardiovascular outcomes has been established by two large, randomized, double-blind, placebo-controlled studies of two approved mAbs that bind to PCSK9 protein and block its activity, the FOURIER trial and the ODYSSEY OUTCOMES trial. The FOURIER trial demonstrated that treatment with evolocumab in addition to background statin therapy over a median of 2.2 years reduced major cardiovascular events by an additional 15% in patients with established ASCVD. The ODYSSEY OUTCOMES trial demonstrated that treatment with alirocumab in addition to background statin therapy over a median of 2.8 years reduced major cardiovascular events by an additional 15% in patients with established ASCVD. Treatment with these mAbs demonstrated an approximately 60% reduction in LDL-C on average across clinical trials when compared with placebo treatment. Notably, in both trials, with the exception of injection site reactions, overall adverse event rates were similar between patients treated with placebo or drug, with no observed increase of new-onset diabetes, worsening glycemic control or neurocognitive adverse events.

The PCSK9 target has been further validated by inclisiran, which was approved by the EMA in 2020 and by the FDA in December 2021. In the ORION-9 trial, the pivotal Phase 3 trial of inclisiran in patients with HeFH, the percent change in the PCSK9 level after 510 days was a decrease of 60.7% in the inclisiran-treated group compared with baseline, which led to a reduction in LDL-C after 510 days of 39.7% compared to baseline.

We believe the human genetic studies and the human pharmacology with PCSK9 inhibitors provide substantial evidence that targeting PCSK9 is a potentially safe and effective approach to lower LDL-C and reduce ASCVD risk.

Preclinical studies

We discovered VERVE-101 based on extensive screening of a large library of gRNA candidates, evaluation of multiple LNP formulations and optimization of the ABE mRNA construct. We have tested a mouse surrogate of VERVE-101, precursor formulations of VERVE-101, which we refer to as our ABE-PCSK9 precursor formulation, and VERVE-101 itself in vitro and in vivo across multiple animal models. In these studies, we have observed the following:

•
high PCSK9 gene editing activity in the liver by a mouse surrogate of VERVE-101 in both wild type mice and heterozygous LDLR knockout mice, a well-established mouse model of HeFH;
•
15-month NHP durability data for blood PCSK9 protein and LDL-C reduction following treatment with our ABE-PCSK9 precursor formulation, with average reductions of 90% of PCSK9 protein and 60% for LDL-C;
•
dose-responsive liver PCSK9 gene editing, blood PCSK9 protein reduction, and LDL-C reduction in NHPs, with a 1 mg/kg dose of VERVE-101 achieving approximately 71% editing, approximately 85% reduction in blood PCSK9 protein and approximately 64% reduction in LDL-C;
•
Six month NHP durability data for blood PCSK9 protein and LDL-C reduction following treatment with VERVE-101, with average reductions of 86% of PCSK9 protein and 62% for LDL-C;
•
VERVE-101 editing occurred predominantly in the liver and within 24 hours of treatment in NHP studies;
•
Evidence that VERVE-101 is potent in NHPs at doses as low as 0.5 mg/kg;
•
No evidence of germline editing in an analysis conducted in sexually mature male NHPs receiving a 1.5 mg/kg dose of VERVE-101;
•
Sustained editing of the PCSK9 gene in regenerated liver lobes at 95 days post-treatment, as demonstrated in a partial hepatectomy mouse model designed to determine durability of PCSK9 base editing in the liver;
•
administration of VERVE-101 to NHPs caused transient, mild elevations in liver function tests that entirely resolved within two weeks; and
•
no significant off-target editing in primary human hepatocytes after evaluation at any of approximately 3,000 potential off-target sites.

In vivo validation with ABE-PCSK9 mouse surrogate

Our initial target patient population for VERVE-101 is patients with HeFH who produce reduced levels of functional LDLR, which results in increased levels of LDL-C in the blood. We utilized heterozygous LDLR knockout mice to model the HeFH disease state. A mouse surrogate version of VERVE-101 was developed for use in this model comprising a mouse surrogate gRNA targeting the ortholog of the same PCSK9 site, along with two components identical to VERVE-101—the ABE mRNA and LNP. As shown in the figure below, we observed that doses of 0.05, 0.1 and 0.5 mg/kg of the mouse surrogate of VERVE-101 administered once to wild-type and heterozygous LDLR knockout mice resulted in similar and robust amounts of PCSK9 editing in the liver.

NHP validation with ABE-PCSK9 precursor formulation

We then applied this approach in an NHP model to establish preclinical proof-of-concept using an ABE-PCSK9 precursor formulation. In this study, which is ongoing, we administered a single dose to healthy NHPs. In the figures below, each treated NHP is represented by a purple bar and each vehicle treated control is represented by a blue bar. Following a single treatment with our ABE-PCSK9 precursor formulation, we observed an average 67% editing of PCSK9 in whole liver tissue sampled through a liver biopsy two weeks after dosing, as shown in the first graph. This was accompanied by an average 89% reduction of blood PCSK9 protein and an average 59% reduction of blood LDL-C concentrations, as shown in the additional two graphs below.

Importantly, in this preclinical study, we observed that the reductions in blood PCSK9 protein and blood LDL-C levels were durably maintained. As shown in the figures below, at 15 months following a single intravenous administration of ABE-PCSK9, we observed that the NHPs continued to exhibit an average 90% reduction in blood PCSK9 protein and an average 60% reduction in blood LDL-C. If we are able to achieve similar reductions in PCSK9 protein levels in humans, we believe this could result in marked and sustained LDL-C reductions of approximately 60%, which would potentially offer superior cumulative LDL-C lowering to what has been clinically demonstrated with other PCSK9-targeting treatment modalities.

Turnover of mature hepatocytes in the liver is estimated to occur on average every 200 to 300 days. The source of new hepatocytes is not certain, but evidence suggests that mature hepatocytes are responsible for production of new hepatocytes during both homeostatic liver turnover and following liver injury. Less likely, a fraction of hepatocytes with greater regenerative capacity may exist in the liver. In either case, the 450-day durability data shown above in our preclinical studies with an ABE-PCSK9 precursor formulation suggest that the liver cells responsible for regeneration are edited at the PCSK9 gene site. In addition, we have not observed evidence of persistent inflammation or liver injury that might suggest more rapid hepatocyte turnover or immune-mediated clearance of edited hepatocytes.

We have explored the pharmacodynamics of liver editing and consequent effect on blood PCSK9 protein levels across a large number of iterative NHP studies. We have identified a linear relationship between editing of the PCSK9 gene in liver cells and blood PCSK9 protein levels. The figure below shows a best-fit line with confidence intervals representing a large number of data points from individual NHPs. In NHPs, we have achieved a reduction of greater than 60% in PCSK9 protein with a whole liver editing rate of approximately 50% to 55%. We believe that this relationship between whole liver editing and PCSK9 reduction should be similar in humans.

VERVE-101 preclinical efficacy data

Our preclinical studies of our ABE-PCSK9 precursor formulation led to the development of VERVE-101.

Short-term preclinical study of VERVE-101

In a preclinical dose-response study of VERVE-101 in the figure below, in NHPs, we administered VERVE-101 at four dose levels with three NHPs per dose level. In the figure below each bar represents a different dose group ranging from 0.5 mg/ kg to 3.0 mg/kg. With a dose of 1 mg/kg, we observed whole liver editing levels of approximately 71%, as shown in the figure below, which we believe represents editing of the majority of hepatocytes. We also observed that the level of editing translated into dose-dependent reductions of both blood PCSK9 protein and blood LDL-C. At the 1 mg/kg dose, we observed a PCSK9 protein reduction of approximately 85% and a robust LDL-C reduction of approximately 64%.

We observed that editing occurred quickly following dosing of VERVE-101 in NHPs, with the majority of the editing observed within one to two days of dosing. In the study, NHPs (n=2 per group) were administered the same 1 mg/kg dose, and necropsies were serially performed on day one, day two, day seven, day 14 and day 28. We observed high efficiency editing within 24 hours with minimal additional editing at subsequent time points as shown in the figure below.

The effects on blood PCSK9 protein and LDL-C reached their peak outcomes within two weeks of dosing. The major component of the LNP, the ionizable lipid, is designed to be biodegradable and to be eliminated from the blood within two weeks, and we observed that it was largely eliminated from the liver, to less than 10% of peak concentration, within two weeks of dosing. ABE mRNA levels in the liver decreased by 97% within one week of dosing.

Long-term preclinical study of VERVE-101

In an ongoing long-term NHP study in 36 NHPs, we administrated 1.5 mg/kg of VERVE-101 (n=22) and 0.75 mg/kg (n=4) with a control group (n=10). The study was designed to measure whole liver editing, blood PCSK9 protein levels and blood LDL-C levels. This study utilized our final VERVE-101 drug product that was manufactured at our planned clinical manufacturing site. We plan to continue this study in the dosed NHPs for three or more years.

With a dose of 1.5 mg/kg (n=22), we observed an average of 70% whole liver editing at the PCSK9 target site at day 15, as shown in the figure below, which we believe represents editing of the majority of hepatocytes.

At the 1.5 mg/kg dose, we observed a PCSK9 protein reduction of approximately 86% and a robust LDL-C reduction of approximately 62% at two weeks following treatment, which was maintained at 180 days following treatment. At a 0.75 mg/kg dose level (n=4), we observed a PCSK9 protein reduction of approximately 54% and a robust LDL-C reduction of approximately 38% at two weeks following treatment, which improved to 71% and 46%, respectively, at 180 days following treatment.

Partial hepatectomy mouse model

We conducted a durability challenge study in a partial hepatectomy mouse model in order to evaluate whether the level of editing remains following the turnover of liver cells. In this study, a partial hepatectomy that removed two-thirds of the liver or a sham surgery was conducted 11 days after dosing with a mouse surrogate of VERVE-101. In the mice with a partial hepatectomy, the rest of the liver regrows to restore liver weight in approximately nine days. We then performed a necropsy at either 22 days or 95 days post-treatment. We observed sustained editing of PCSK9 in regenerated liver lobes at both 22 days and 95 days post-treatment. We also observed sustained reductions in PCSK9 protein level at both 22 days and 95 days post-treatment. This data supports our belief that as the liver regenerates, the level of editing achieved by VERVE-101 is expected to remain robust and durable.

VERVE-101 biodistribution data

We are using an LNP-based approach to deliver VERVE-101 to the liver. An analysis of the biodistribution of VERVE-101 following administration of a single dose of 1 mg/kg in NHPs indicated that the large majority of editing occurred in the liver in a dose-dependent manner, with lesser rates of editing observed in the spleen and adrenal glands, as shown in the figure below. Other tissues examined showed editing of less than about 2%.

Tolerability of VERVE-101 in NHPs

VERVE-101 was generally well tolerated in NHP studies. We compared treatment with VERVE-101 to a control, or DPBS, at doses of 1 mg/kg or less and observed transient elevations of alanine aminotransferase, or ALT, consistent with mild acute liver injury within one to two days after dosing, which then peaked two to three days after dosing, with average values around 300 U/L following a 1 mg/kg dose. ALT is a commonly used blood marker of liver injury. Within one week of dosing, the average ALT value was within the normal range, indicating recovery, as shown in the figure below. These findings are consistent with observations from nonclinical studies performed for an approved LNP-based product that is administered intravenously.

The liver enzyme findings, which can be monitored with standard clinical laboratory testing, were consistently transient and mild in nature and fully normalized by one to two weeks. We believe that these findings compare favorably to viral vector delivery approaches, which can lead to unpredictable and acute liver injury.

In order to assess the long-term liver safety of VERVE-101, we monitored liver enzymes in a long-term durability study of an ABE-PCSK9 precursor formulation. As shown in the figure below, at eight months following administration, we did not observe evidence of any ongoing inflammation in the livers of NHPs that had undergone high levels of PCSK9 editing in the liver. In contrast, viral vector delivery can have subacute and chronic liver injury as a result of autoimmune reactions to the viral vector.

In our ongoing long-term preclinical study of VERVE-101, we have not observed any long-term effects on liver function tests, and have only observed mild, transient increases in ALT levels, similar to the study described above. In this study, we also evaluated whether glucose homeostasis may be impacted by systemic PCSK9 inhibition. We have not observed any impact on glucose homeostasis up to 180 days following administration of VERVE-101.

In a study of 1.5 mg/kg dose of VERVE-101 in six sexually mature male NHPs, we did not observe evidence of germline editing at the PSCK9 site measured in a targeted amplicon assay at 11 weeks following treatment, which is greater than one full cycle of spermatogenesis.

As LNPs are known to stimulate the immune system, we also assessed a panel of common cytokines following administration of a single dose of VERVE-101 in NHPs. At doses of 1 mg/kg or less, we observed mild and transient activation of certain cytokines, such as IP-10 or MCP-1, compared to control animals. This activation was apparent within 24 hours of dosing and fully resolved by the next observation point at one week. Other cytokines, including TNF-a, did not exhibit any changes above those seen in control animals.

We also assessed complement activation in NHPs that received single administration of VERVE-101. At doses of 1 mg/kg and less, we observed only minimal activation above that in control animals. This minimal activation was detectable approximately two hours after dosing but resolved by 24 hours.

Preclinical off-target editing in NHP

While the human genome is the relevant genome to assess off-target editing, we believe that evaluations of off-target editing in NHPs can support the ability of off-target analysis in primary hepatocytes in vitro to predict off-target editing in the liver when dosed in vivo.

Our approach to the identification of potential off-target sites includes a combination of bioinformatic and in vitro biochemical techniques, including ABE-Digenome-seq and a new, state-of-the-art technique called ONE-seq. ONE-seq is a comprehensive and sensitive in vitro method to screen for and identify potential sequences where editing may occur. Using ONE-seq, we evaluated the 25,000 sequences in the NHP genome most closely matching the sequence of our on-target site. We prioritized 45 potential sites where editing may occur, of which the PCSK9 target site was identified as the top site.

We then used next-generation DNA sequencing to assess these sites for editing in primary NHP hepatocytes treated with VERVE-101. As shown in the figure below, besides editing at the PCSK9 target site, we did not observe off-target editing at any of the 44 potential off-target sites evaluated, depicted by the purple dots, except for one site designated C5. The C5 site is not present in the human genome.

We then treated NHPs with VERVE-101, took NHP liver samples and sequenced the same sites that we evaluated in primary NHP hepatocytes. In NHP liver samples, we identified off-target editing only at the C5 site. These data support our belief that we have the ability to accurately predict off-target sites in vivo based on off-target analysis in primary hepatocytes in vitro.

Off-target analysis in primary human hepatocytes

Having established a methodology to connect off-target analysis in cells to in vivo editing, we turned to evaluation of the human genome for VERVE-101. Using two orthogonal techniques – the ONE-seq methodology and ABE-Digenome-seq, we prioritized approximately 3,000 potential sites and assessed editing in primary human hepatocytes using a highly sensitive hybrid capture assay. As shown in the figure below, we did not observe any significant net editing at any of the approximately 3,000 potential off-target sites (black circles) when compared to untreated cells and observed only on-target editing at the PCSK9 target site (purple dot).

PCSK9 on-target site
on chromosome 1
Net adenine editing
(VERVE-101 - control)
100
75
50
25
2
2
1
0
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
X
Y
chromosomal location of sites

In addition to the above analyses, we have evaluated for two other theoretical risks: editing of RNA by the base editor and translocations of DNA. In primary human hepatocytes, we did not observe any RNA editing above control or any translocations of DNA.

Preclinical study of multiple doses of VERVE-101

We are developing VERVE-101 as a single-course gene editing medicine. However, given the complexities of treating patients with ASCVD, we believe that some patients may benefit from additional lipid lowering after treatment with any single agent. We conducted a 90-day preclinical study of VERVE-101 in four NHPs to explore the potential to re-dose patients. In this study, we dosed 0.5 mg/kg of a VERVE-101 precursor on days 1, 30 and 60. We measured editing of PCSK9 by liver biopsy on days 14, 46 and 75, and by liver necropsy on day 90. As shown in the figure below, we observed an increase in PCSK9 editing over the course of the study, with an average of 29% at day 14, 36% at day 46, 53% at day 75 and 59% at day 90. We believe that these data suggest that repeat low doses of a PCSK9 base editor could achieve a high level of liver editing. We did not observe evidence of liver injury following any of the doses.

We believe these data highlight one of the potential key advantages of LNPs as a delivery approach for gene editing medicines.

VERVE-101 next steps

We have had an initial regulatory interaction with the FDA via the INTERACT mechanism and held a pre-IND meeting with the FDA in July 2021 and have had regulatory interactions with comparable foreign regulatory authorities. We have initiated IND-enabling studies for VERVE-101 and expect to complete our submissions of CTAs to certain foreign regulatory agencies and an IND to the FDA in the second half of 2022, followed by initiation of clinical development for patients with HeFH.

Subject to discussion of the trial design with regulatory agencies, we expect that the patient population for the first-in-human, Phase 1 clinical trial of VERVE-101 will be approximately 40 adult patients with HeFH, including patients with an LDLR mutation, ASCVD and LDL that is not at goal on oral therapy. We expect the trial to have an open-label design and include three or four single-ascending dose cohorts with three to six patients per group as well as a dose-expansion cohort of 12 to 20 patients at a selected dose. We also plan to offer a second dose to patients who receive a lower dose in the single-ascending dose cohort than the dose being administered in the dose-expansion cohort. Participants will be evaluated for safety and circulating PCSK9 protein, LDL-C and ApoB levels at three months and at later time points. We expect that all participants will be subsequently enrolled into a long-term follow-up trial for up to 15 years to characterize the long-term safety and efficacy of VERVE-101.

ANGPTL3 program

Our second gene editing program is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. We plan to develop this program initially for the treatment of HoFH, which affects approximately 1,300 patients in the United States. Similar to our approach with VERVE-101, we plan to expand the clinical development of our ANGPTL3 program in a stepwise fashion beyond HoFH to patients with established ASCVD who may need additional LDL-C and/or triglycerides reduction.

Ultimately, we believe that our ANGPTL3 program may also be useful to people at risk for ASCVD as a preventative measure in the general population.

Our ANGPTL3 program is currently in the lead optimization stage. We expect that this program will utilize a GalNAc-modified LNP encapsulating an mRNA encoding an ABE and a gRNA targeting the ANGPTL3 gene. We have developed proprietary LNPs based on our internally developed GalNAc technology that we believe are well suited to delivery in patients with HoFH as well as patients with established ASCVD who may need additional LDL-C and/or triglycerides reduction. We plan to select a development candidate for this program and initiate IND-enabling studies in the second half of 2022.

ANGPTL3 as a target

The ANGPTL3 gene has recently emerged as a new and promising target for severe hyperlipidemia. The ANGPTL3 protein is produced almost exclusively in the liver and released into the blood. It was first identified as a regulator of cholesterol and triglyceride metabolism through genetic studies of a naturally occurring strain of mice with low cholesterol, low triglycerides and low circulating fatty acids. The main function of the ANGPTL3 protein is the inhibition of lipoprotein lipase, an enzyme on the surface of blood vessels in the heart, skeletal muscle and fat that is responsible for the breakdown and clearance of circulating triglycerides. ANGPTL3 protein has also been shown to regulate LDL-C by a mechanism that does not depend on LDLR expression, which is in contrast to the mechanism by which PCSK9 regulates LDL-C.

Human genetic studies, conducted by our founders, determined that naturally occurring loss-of-function mutations in the ANGPTL3 gene result in extremely low levels of triglycerides, LDL-C and high-density lipoprotein cholesterol, or HDL-C. Subsequent studies determined that there were no apparent adverse health consequences observed in patients who naturally lack ANGPTL3 function. Furthermore, individuals completely lacking ANGTPL3 gene function were free from coronary atherosclerotic plaques evaluated by coronary computerized tomography, or CT, scan, compared to matched control family members. Two independent population genetic studies of individuals carrying a single mutated copy of ANGPTL3 demonstrated that partial loss of ANGPTL3 function is protective against ASCVD, with a 34% and 41% lower risk, respectively, compared to individuals without any ANGPTL3 mutations. Collectively, these studies provided strong evidence for ANGPTL3 as a potential therapeutic target for hyperlipidemia and ASCVD risk reduction.

Multiple therapeutic approaches targeting ANGPTL3 have been developed or are being evaluated in the clinic and provide further validation for ANGPTL3 as a target. Evinacumab is a mAb targeting ANGPTL3 that has been shown to effectively lower LDL-C and triglycerides in patients with HoFH and HeFH. The Phase 3 trial for evinacumab in patients with HoFH demonstrated a 49% reduction of LDL-C and a 50% reduction of triglycerides after 24 weeks compared to placebo. Based on these data, evinacumab was approved by the FDA in 2021 for the treatment of patients with HoFH.

The LDL-C lowering effect of evinacumab has been demonstrated to be additive to that of PCSK9 inhibition. In a late-stage clinical trial of patients with refractory hypercholesterolemia, due to HeFH in the majority of cases, the addition of evinacumab to a PCSK9 inhibitor further reduced LDL-C by 56% compared to placebo. In addition, other investigational agents targeting ANGPTL3 are being evaluated in patients with severe hypertriglyceridemia or CVD, including vupanorsen, an antisense oligonucleotide therapy targeting ANGPTL3 and two different siRNA programs targeting ANGPTL3 from Arrowhead Pharmaceuticals (ARO-ANG3) as well as Eli Lillly.

Preclinical studies

We are evaluating multiple LNP formulations with a view to enabling treatment of patients with all forms of FH, as well as multiple editor and gRNA options. In preclinical data generated to date, and discussed below, we have observed the following:

•
development of a proprietary GalNAc-targeting ligand that when added to an LNP is capable of delivering a base editor to the liver independent of the LDL receptor status in mice, and which may potentially be used to treat patients with HeFH and HoFH;
•
proof-of-concept data in NHPs for an ABE-ANGPTL3 precursor formulation demonstrating 60% whole liver editing, 95% reduction in ANGPTL3 and 64% reduction in triglycerides at two weeks after a single treatment;
•
durability data in NHPs for an ABE-ANGPTL3 precursor formulation demonstrating an ANGPTL3 reduction of 96% and triglyceride reduction of 69% seen at ten months following a single treatment; and
•
proof-of-concept data in an internally developed NHP model of HoFH using a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver our ANGPTL3-targeted base editor demonstrating approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, respectively, and reductions in LDL-C of nearly 100mg/dL, which was an approximately 35% reduction from baseline.

Discovery and validation of LNPs

LNP-mediated delivery to the liver is more challenging in patients with HoFH than in those with HeFH. This is due to the fact that deficiency in the LDLR gene often drives HoFH pathophysiology, and uptake of LNPs into the liver is generally thought to be through a predominantly LDLR-dependent pathway. An approach to bypass the LDLR would be the addition of a targeting ligand to LNPs that works through a receptor other than LDLR.

We have screened and developed a proprietary GalNAc-targeting ligand that can be incorporated into LNPs. GalNAc ligands bind to the asialoglycoprotein receptors, or ASGPR, in the liver and have been used to enhance delivery of siRNAs to the liver. ASGPR is highly expressed in the liver with rapid turnover in about 15 minutes and high capacity to mediate uptake into the liver independent of LDLR.

We conducted a preclinical study in mice that were entirely deficient in the LDL receptor, or LDLR -/- mice, in order to evaluate the efficacy of our proprietary GalNAc-targeted LNPs. As shown in the graphic below, the addition of the GalNAc ligand onto the LNP increased editing in the liver of LDLR -/- mice. We observed that GalNAc-targeted LNPs have similar apparent potency in wild-type, LDLR +/- mice and LDLR -/- mice.

We are continuing to invest and build out capabilities in the development of novel and optimized GalNAc-targeting ligands, optimal lipid anchors, optimal compositions and ratios of LNP components, and optimal processes of addition and LNP formation with targeting ligands. We believe GalNAc provides a delivery platform for patients with both forms of FH and potentially may be applicable in other applications where liver-directed delivery is advantageous.

NHP model of HoFH

In order to create a model of HoFH in NHPs, we edited the LDLR gene in wild-type NHPs and eliminated LDLR expression in the liver using a Cas9 and dual guide RNA strategy encapsulated in standard LNPs, which led to nearly 70% whole liver DNA editing at the LDLR gene and resulted in an approximately 94% reduction in LDLR protein in the liver and a six-fold increase in blood LDL-C.

Validation in an NHP model of HoFH using internally developed GalNAc-LNPs

Using this novel NHP model of HoFH, we conducted a preclinical study using two different formulations of our proprietary GalNAc-LNPs to deliver ANGPTL3-targeted base editor. In this study, we observed that delivery of the base editor using standard LNPs did not achieve effective ANGPTL3 editing in the liver of the NHP model of HoFH. As shown in the figures below, in NHPs treated with our ANGPTL3-targeted base editor delivered with a GalNAc-LNP, we observed approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline.

GalNAc-LNP delivery to normal livers of NHPs

We have also assessed the potential broad utility of our proprietary GalNAc-LNP approach for delivery of our ANGPTL3-targeted base editor, in a preclinical study evaluating delivery efficiency of our ANGPTL3 base editor using both a GalNAc-LNP and a standard LNP without GalNAc in wild-type NHPs with normal livers. In these studies, we observed that wild-type NHPs treated with our ANGPTL3-targeted base editor delivered via our GalNAc-LNP had an approximately 89% reduction in ANGPTL3 protein compared to an approximately 74% reduction in wild-type NHPs treated with a standard LNP. We believe this suggests that GalNAc-LNP delivery may be utilized in indications where LDLR is present.

We are conducting a large confirmatory dose-response study in wild-type NHPs.

NHP validation with ABE-ANGPTL3 precursor formulation

We conducted a preclinical proof-of-concept study using an ABE-ANGPTL3 precursor formulation. In this study, which is ongoing, we administered a single dose to healthy NHPs. In the figure below, each treated NHP is represented by a purple bar and each vehicle treated control is represented by a blue bar. Following a single treatment with our ABE-ANGPTL3 precursor formulation, we observed an average 60% editing of ANGPTL3 in whole liver tissue sampled through a liver biopsy two weeks after dosing. This was accompanied by an average 95% reduction of blood ANGPTL3 protein and an average 64% reduction of blood triglycerides concentrations.

Importantly, in this preclinical study, we observed that the reductions in blood ANGPTL3 protein and blood triglycerides levels were durably maintained. As shown in the figure below, at ten months following a single intravenous administration of ABE-ANGPTL3, we observed that the NHPs continued to exhibit an average reduction of 96% in blood ANGPTL3 protein and an average reduction of 69% in blood triglycerides.

ANGPTL3 program next steps

We are currently conducting additional mouse and NHP preclinical studies as we optimize the gRNA, editor and LNP delivery, including GalNAc modifications, for our ANGPTL3 program. We plan to select a development candidate and to initiate IND-enabling studies in the second half of 2022.

Sequential dosing

We believe that patients with very high LDL-C levels or patients with hyperlipidemia that also have high LDL-C levels and high triglyceride levels may benefit from treatment with gene editing medicines that target two lipid pathways, such as PCSK9 and ANGPTL3. We conducted a 90-day preclinical study in four NHPs to assess the potential for sequential dosing of our base editors. In this study, we dosed 1.0 mg/kg of a VERVE-101 precursor on day 1, followed by a 1.0 mg/kg dose of an ANGPTL3 base editor on day 30. As shown in the figure below, we observed a substantial reduction of plasma protein levels of both PCSK9 and ANGPTL3 following sequential dosing. We measured PCSK9 editing by liver biopsy on day 15 and observed an average of 71% editing. We measured ANGPTL3 editing by liver biopsy on day 45 and observed an average of 52% editing. We conducted a liver necropsy on day 90 and observed an average of 69% PCSK9 editing and 63% ANGPTL3 editing. We also monitored plasma PCSK9 and ANGPTL3 protein levels during the study and observed a greater than 90% reduction of plasma PCSK9 protein after the first dose and a greater than 90% reduction of plasma ANGPTL3 protein after the second dose, and observed similar reductions at the end of the study. These data suggest that sequential dosing of a PCSK9 base editor followed by an ANGPTL3 base editor may be able to edit two genes that control two key lipid pathways.

Future opportunities

We are investing in the identification of additional in vivo liver gene editing treatments and intend to develop a suite of single-course gene editing medicines that address root causes of disease. We plan to continue to focus on programs where the target has biology substantially validated by human genetics and, in many cases, by clinical development programs using other modalities.

Manufacturing

We do not currently own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for critical starting materials, drug substances—gRNA, mRNA—and our drug products. We plan to use third-party CMOs to support our IND-enabling studies and to fully supply our clinical trials and commercial activities. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates, as well as multiple CMOs who could assemble the components of our program candidates. For VERVE-101, we have purchased and stockpiled critical raw materials and completed a tech transfer of drug substance and drug product.

We are continuing to invest in building internal manufacturing capabilities for mRNA production and LNP formulation, including the development of novel and optimized GalNAc-targeting ligands, lipid anchors, optimal compositions and ratios of LNP components, and optimal processes of addition and LNP formation with targeting ligands. We are also investing in analytical method development including bioactivity and potency assays that will be critical to further product development, batch comparability assessments and additional manufacturing growth.

Manufacturing is subject to extensive regulations that impose procedural and documentation requirements. These regulations govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance. Our CMOs are required to comply with these regulations and are assessed by regular monitoring and formal audits. Our third-party manufacturers are required to manufacture any product candidates we develop under current Good Manufacturing Practice, or cGMP, requirements and other applicable laws and regulations.

We have personnel with extensive technical, manufacturing, analytical and quality experience to oversee our contracted manufacturing and testing activities.

Competition

The biotechnology and biopharmaceutical industries generally, and the CVD field specifically, are characterized by rapid evolution of technologies, sharp competition and strong defense of intellectual property. Any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. While we believe that our technology, development experience and scientific knowledge in CVD, gene editing and manufacturing provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our product candidates that we develop for the treatment of CVD if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium to competitive generic products.

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a mAb marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a siRNA marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of several product candidates in clinical development that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including an oral small molecule PCSK9 inhibitor from Serometrix LLC in-licensed by Esperion Therapeutics, Inc. for which they disclosed plans to submit an IND in 2022, and an oral PCSK9 inhibitor from Merck & Co., Inc, for which they plan to progress to Phase 2 in 2022.

We are aware of one other gene editing program targeting the PCSK9 gene in preclinical development. Precision Biosciences, Inc. has published preclinical data showing long-term stable reduction of LDL-C levels in NHPs following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision’s PCSK9-directed nuclease product candidate into Phase 1 clinical trials for the treatment of FH in 2022.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron Pharmaceuticals, Inc., is approved by the FDA for the treatment of patients with HoFH and being evaluated in Phase 2 development for severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including vupanorsen, an antisense oligonucleotide therapy in a Phase 2 clinical trial by Ionis Pharmaceuticals and Pfizer Inc. for the treatment of patients with elevated non-HDL-C and triglycerides. ARO-ANG3, a siRNA targeting ANGPTL3, is being evaluated in a Phase 1/2 clinical trial by Arrowhead Pharmaceuticals. In 2021, Arrowhead initiated a Phase 2b trial of ARO-ANG3 for the treatment of patients with mixed dyslipidemia. In addition, Eli Lilly is evaluating a siRNA targeting ANGPTL3 protein in a Phase 1 study for the treatment of CVD.

Intellectual property

We strive to protect the proprietary technologies that we believe are important to our business, including pursuing and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies and other inventions that are important to our business. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of our technology.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biotechnology and pharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protected or remain protectable by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

As of December 31, 2021, our patent estate covers various aspects of our programs and technology, including our gene editing programs for PCSK9 and ANGPTL3 targets as well as our RNA delivery and other platform technology. Any U.S. or foreign patents issued or pending would be scheduled to expire on various dates from 2041 through 2042, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

PCSK9 program

With regard to our VERVE-101 program, as of December 31, 2021, our patent estate includes one pending international PCT application and two pending U.S. provisional patent applications that we own or control and cover various aspects of our VERVE-101 program, including guide RNA sequences targeting the PCSK9 gene, mRNAs encoding adenine base editors, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies.

ANGPTL3 program

With regard to our ANGPTL3 program, as of December 31, 2021, our patent estate includes one pending international PCT application and one pending U.S. provisional patent application that we own or control and cover various aspects of our ANGPTL3 program, including guide RNA sequences targeting the ANGPTL3 gene, mRNAs encoding adenine base editors, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies.

License and collaboration agreements

We are a party to a number of license agreements under which we license patents, patent applications and other intellectual property from third parties. The licensed intellectual property covers, in part, CRISPR-related compositions of matter and their use for base editing. These licenses impose various diligence and financial payment obligations on us. We expect to continue to enter into these types of license agreements in the future. We consider the following license agreements to be material to our business.

Collaboration and license agreement with Beam Therapeutics

In April 2019, we entered into a collaboration and license agreement with Beam, or the Beam Agreement, pursuant to which we received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, as well as gene editing and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, or Cas12b technology, in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases, or the licensed products. Upon execution of the Beam Agreement and as partial consideration for the rights granted to us thereunder, we issued 276,075 shares of our common stock to Beam.

In addition, we granted Beam a non-exclusive license under know-how and patents controlled by us, and an interest in joint collaboration technology, to allow Beam to conduct activities under agreed upon research and development plans, as applicable, under the Beam Agreement. We further granted Beam an exclusive, worldwide, sublicensable license under certain of our delivery technology relating to our know-how and patent rights solely to the extent such rights claim, embody or incorporate a delivery system or component thereof that can be used for the delivery of base editor product to human genome targets, to allow Beam to develop, make, use, offer for sale, sell, and import product candidates and products, except for base editor products licensed to Verve.

We and Beam each have the right to sublicense our licensed rights, subject to certain restrictions and provided that the sublicense agreement is in compliance and consistent with the terms of the Beam Agreement and any applicable in-licensed agreements.

Following the final dosing of a patient in a Phase 1 clinical trial of a given licensed product, Beam has the right to opt in to share 33% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share profits and expenses of commercializing such licensed product in the United States on a 50/50 basis. If Beam exercises its opt-in right for a given licensed product, which we refer to following such opt-in as a collaboration product, it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. With respect to each collaboration product, we and Beam will enter into a subsequent co-promotion agreement prior to the anticipated sale of such collaboration product in the United States, pursuant to which we and Beam will each provide 50% of the promotional effort required to promote the collaboration product.

Except as described in the foregoing, we are fully responsible for the development of licensed products under the Beam Agreement.

For collaboration products, on a product-by-product basis outside of the United States, we are obligated to pay clinical and regulatory milestones of up to an aggregate of $5.6 million and sales-based milestones of up to an aggregate of $7.5 million. For non-collaboration products, on a product-by-product basis worldwide, we are obligated to pay clinical and regulatory milestones of up to an aggregate of $11.3 million and sales-based milestones of up to an aggregate of $15.0 million.

To the extent there are sales of a collaboration product outside of the United States or a non-collaboration product worldwide, we will be required to pay tiered royalties to Beam at rates ranging from the low-to-mid single digit percentage of net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) 10 years after the first commercial sale of such product in such country.

In further consideration for the licenses granted under each of our and Beam’s respective delivery technologies, we or Beam will pay to the other party development-based milestone payments of up to $6.0 million for each delivery technology product of such paying party to achieve the corresponding milestone event. To the extent there are sales of a delivery technology product, we or Beam will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party on a delivery technology product-by-delivery technology product basis; provided however that such royalty payments will not apply to net sales of the collaboration products or licensed products. Such royalty payments will terminate on a country-by-country and delivery technology product-by-delivery technology product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such delivery technology product in such country, (ii) the period of regulatory exclusivity associated with such delivery technology in such country or (iii) 10 years after the first commercial sale of such delivery technology product in such country.

Beam retains control of the prosecution of its respective patent rights, at its sole expense. We have the first right, but not the obligation, to file for, and prosecute and enforce, at our sole expense, product-specific patent rights under the Beam Agreement, to the extent permitted by Beam’s applicable in-license agreements, and we have the exclusive right to file for, prosecute and maintain the patent rights under our delivery technology and any other patent rights that we licensed to Beam under the Beam Agreement.

With respect to intellectual property rights jointly developed by Beam and Verve arising out of a party’s performance of its obligations under the agreement, such intellectual property, depending on its nature, is considered under the agreement as joint collaboration technology and subject to joint ownership by Beam and Verve and we and Beam shall decide in good faith as to who shall bear responsibility for filing for, prosecuting and maintaining the jointly owned patent rights.

The term of the Beam Agreement continues until the last to expire of any royalty term for any licensed product. We have the right to terminate the Beam Agreement as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Beam, provided that Beam has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired. The Beam Agreement may be terminated by either party upon (i) written notice if the other party is in material breach and fails to cure such breach within the specified cure period or (ii) the other party’s bankruptcy or liquidation. Beam may terminate the Beam Agreement, and we may terminate the licenses granted to Beam under the Beam Agreement, immediately if the other party, directly or indirectly, challenges the enforceability, validity or scope of any patent rights underlying the licenses granted under the Beam Agreement.

Acuitas agreements

Development and option agreement

In December 2019, we entered into a development and option agreement with Acuitas, which agreement we amended and restated in October 2020, or the Acuitas Development Agreement, pursuant to which Acuitas granted us a non-exclusive, worldwide, royalty-free license under its LNP technology. The Acuitas Development Agreement provides us the option to enter into separate non-exclusive license agreements for a specified number of targets under which we can pursue further development and commercialization of licensed products that include the Acuitas LNP technology. Under the Acuitas Development Agreement, we paid Acuitas an upfront technology access fee of $0.5 million and we are obligated to pay annual maintenance fees of $0.3 million for each target and annual target reservation fees of $0.1 million per target to Acuitas. Upon exercising an option to enter into a non-exclusive license agreement for any gene target, we are required to pay Acuitas $2.0 million less any amounts from the target reservation and maintenance fees that are creditable against the option exercise fee.

The collaboration is supervised by a joint development committee that oversees, reviews and manages the development plan with respect to LNPs developed and optimized under the collaboration. With respect to the patent rights underlying each license, we and Acuitas separately retain control of the prosecution of our respective in-licensed patent rights. With respect to any intellectual property rights resulting from the collaboration, other than improvements to each parties’ solely owned intellectual property, we and Acuitas each have a one-half interest in the intellectual property rights and jointly maintain and prosecute such intellectual property rights.

The Acuitas Development Agreement will terminate in December 2022, provided that we have the option to extend the term for an additional two years upon prior written notice. We may terminate the Acuitas Development Agreement without cause upon prior written notice to Acuitas. Either party may terminate the Acuitas Development Agreement upon (i) written notice if the other party is in material breach and fails to cure such breach within the specified cure period or (ii) immediately upon notice in the event of the other party’s bankruptcy or insolvency.

License agreement for the PCSK9 gene target

In October 2020, we selected an LNP optimized under the Acuitas Development Agreement to be a component of our VERVE-101 product candidate. In connection with that selection, we exercised an option with respect to the use of the LNP technology and entered into a non-exclusive, worldwide license with Acuitas, or the Acuitas License Agreement, with a right to sub-license through multiple tiers, under the licensed LNP technology to research, develop, have developed, make, have made, keep, use and have used, sell, offer for sale, have sold, import and have imported, export and have exported and otherwise commercialize and exploit licensed products using the LNP technology in connection with the PCSK9 gene target for all human therapeutic or prophylactic uses. Under the Acuitas License Agreement, we are obligated to use diligent efforts to develop and commercialize licensed products.

Acuitas retained the right to prosecute and maintain, at its sole expense, patents related to the LNP technology. In the event that Acuitas elects not to file, prosecute or maintain patents related to the LNP technology, it will notify us and we have the right, but not the obligation, to request that Acuitas continue to file, prosecute or maintain such patents, at our expense, and our license to such patents will automatically become irrevocable, perpetual, fully paid-up and royalty free, but such patents will thereafter no longer be part of the licensed technology in such country.

We and Acuitas will enter into a joint patent prosecution and maintenance agreement with respect to the jointly owned patents under the Acuitas License Agreement and as further provided in the Acuitas Development Agreement.

We paid Acuitas an upfront license fee of $2.0 million (less previously paid target reservation fees) and are required to pay an annual license maintenance fee of $0.8 million until the achievement of a certain development-based milestone. We are also obligated to reimburse Acuitas quarterly for employee and reasonable external expenses incurred that are related to the transfer of its licensed technology to our CMO.

We are also obligated to pay Acuitas up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. We will be required to pay royalties at a low single digit percentage based on annual net sales of licensed products sold by us, our affiliates or our sublicensees. Such royalty payments are subject to reduction if we obtain a license from a third party under technology relating to the LNP technology. Any such royalty payments are payable, on a country-by-country and licensed product-by-licensed product basis, until the later of (i) the expiration of the last to expire valid claim in the licensed technology that covers the licensed product in such country, (ii) the expiration of the regulatory exclusivity period in such country and (iii) ten years from the first commercial sale of the licensed product in such country.

The Acuitas License Agreement will terminate on a licensed product-by-licensed product and country-by-country basis upon the last-to-expire royalty term in such country with respect to such licensed product. We may terminate the Acuitas License Agreement without cause upon prior written notice to Acuitas. Either party may terminate the Acuitas License Agreement upon (i) written notice if the other party is in material breach and fails to cure such breach within the specified cure period or (ii) immediately upon notice in the event of the other party’s bankruptcy or insolvency. In lieu of terminating the agreement for Acuitas’ uncured material breach, we have the alternative option, upon written notice to Acuitas, not to terminate the agreement but instead reduce the applicable milestone and royalty payments by a specified percentage.

Cas9 license agreement with The Broad Institute and the President and Fellows of Harvard College

In March 2019, we entered into a license agreement with Broad and Harvard for specified patent rights and in December 2019, we entered into an amendment to this license agreement, or, as amended, the Cas9 License Agreement. The licenses granted to us under the Cas9 License Agreement include rights to (i) certain patents and patent applications solely owned by Harvard, or the Harvard Cas9-I Patent Rights, certain patents and patent applications co-owned by the Massachusetts Institute of Technology, or MIT, and Broad, certain patents and patent applications co-owned by The Rockefeller University, or Rockefeller, and Broad, and certain patents and patent applications co-owned by MIT, Broad and Harvard, which patents and patent applications licensed under the Cas9 License Agreement we refer to as the Harvard/Broad Cas9-I Patent Rights and (ii) certain patents and patent applications co-owned by MIT, Broad, Harvard and the University of Iowa Research Foundation, or Iowa, which patents and patent applications licensed under the Cas9 License Agreement we refer to as the Harvard/Broad Cas9-II Patent Rights, and together with the Harvard/Broad Cas9-I Patent Rights, the Harvard/Broad Cas9 Patent Rights.

In February 2017, Broad and Rockefeller entered into an inter-institutional agreement pursuant to which Rockefeller authorized Broad to act as its sole and exclusive agent for the purposes of licensing Rockefeller’s rights in such Harvard/Broad Cas9-I Patent Rights.

In December 2014, as amended in August 2016, MIT, Iowa and Broad entered into a joint invention administration agreement pursuant to which Iowa authorized Broad to act as their sole and exclusive agent for the purposes of licensing their rights in such Harvard/Broad Cas9-II Patent Rights.

License rights under Cas9 License Agreement

Pursuant to the Cas9 License Agreement, Broad and Harvard granted us a worldwide, royalty-bearing, sublicensable license to the Harvard/Broad Cas9 Patent Rights to make, have made, use, have used, sell, offer for sale, have sold, import and export products directed to PCSK9, ANGPTL3 and two additional targets, in the field of the prevention and treatment of human disease, subject to certain limitations and retained rights. With respect to the Harvard/Broad Cas9-I Patent Rights and certain of the Harvard/Broad Cas9-II Patent Rights, or the Cas 9-II Group A Patent Rights, the license is co-exclusive with Editas Medicine, Inc., or Editas. With respect to certain other of the Harvard/Broad Cas9-II Patent Rights, or the Cas9-II Group B Patent Rights, the license is non-exclusive. The license follows the inclusive innovation strategy developed by Broad, MIT and Harvard.

Broad and Harvard also granted us a non-exclusive, worldwide, royalty-bearing, sublicensable license to the Harvard/Broad Cas9 Patent Rights for internal research purposes; for research, development and commercialization of products for the prevention or treatment of human disease outside the field of Editas’ exclusive license agreements with Broad and Harvard; and with respect to the targets, to make, have made, use, have used, sell, offer for sale, have sold, import and export products that are not Cas9 licensed products but is a Cas9 enabled products.

The licenses granted by Broad and Harvard to us under the Cas9 License Agreement are subject to retained rights of the U.S. government in the Harvard/Broad Cas9 Patent Rights and the rights retained by Broad, Harvard, MIT, Rockefeller and Iowa on behalf of themselves and other academic, government and non-profit entities, to practice the Harvard/Broad Cas9 Patent Rights, as applicable, for research, educational or teaching purposes. In addition, certain rights granted to us under the Cas9 License Agreement for the Harvard/Broad Cas9-I Patent Rights are further subject to a non-exclusive license to the Howard Hughes Medical Institute for research purposes. Our co-exclusive license rights also are subject to rights retained by Broad, Harvard, MIT, Rockefeller and Iowa, for each of them and for any third party (including non-profit and for-profit entities), to research, develop, make, have made, use, offer for sale, sell, have sold, import or otherwise exploit the Harvard/Broad Cas9 Patent Rights and licensed products as research products or research tools, or for research purposes.

We have the right to sublicense our licensed rights, subject to certain restrictions and provided that the sublicense agreement must be in compliance and consistent with the terms of the Cas9 License Agreement. Any sublicense agreement cannot include the right to assign sublicenses without the written consent of Broad and Harvard. In addition, any sublicense agreements must contain certain terms, including a provision requiring the sublicensee to indemnify Harvard, Broad, MIT, Rockefeller, Iowa and Howard Hughes Medical Institute according to the same terms as are provided in the Cas9 License Agreement and a statement that Broad, Harvard, MIT, Rockefeller, Iowa and Howard Hughes Medical Institute are intended third-party beneficiaries of the sublicense agreement for certain purposes.

We are obligated to use commercially reasonable efforts, or to cause at least one of our affiliates or sublicensees to use commercially reasonable efforts, (i) to research and develop Cas9 licensed products in the licensed field, (ii) to introduce such products in the licensed field into the commercial market, and (iii) to market such products in the licensed field following such introduction into the market and make such products reasonably available to the public. In addition, we, by ourselves or through any of our affiliates or sublicensees, are obligated to achieve certain development milestones within certain time periods. Broad and Harvard have the right to terminate the Cas9 License Agreement if we fail to achieve a development milestone, subject to our right to extend or amend such milestone in accordance with certain procedures. Such termination right will not apply solely with respect to a particular target if, at the time Broad and Harvard elect to terminate the Cas9 License Agreement for failure to achieve a development milestone, we provide evidence reasonably acceptable to Harvard and Broad that we are not in breach of our development milestone diligence obligations with respect to such target and that we are, or one of our affiliates or sublicensees are, (a) researching and developing Cas9 licensed products in the licensed field directed to such target, (b) using commercially reasonable efforts to introduce Cas9 licensed products in the licensed field directed to such target into the commercial market (if applicable), and (c) using commercially reasonable efforts to market Cas9 licensed products in the licensed field directed to such target following such introduction into the market and make such Cas9 licensed products reasonably available to the public (if applicable), and thereafter, for the remainder of the term, we continue, or cause at least one of our affiliates or sublicensees to continue, to develop and commercialize Cas9 licensed products directed to such target in accordance with the foregoing (a)-(c).

Under the Cas9 License Agreement, Broad and Harvard also retained rights to grant further licenses, through its inclusive innovation strategy, under specified circumstances, to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene outside of the cardiovascular disease field and that otherwise would fall within the scope of our co-exclusive license from Broad and Harvard. If a third party requests a license under the Harvard/Broad Cas9-I Patent Rights for the development and commercialization of a product that would be subject to our co-exclusive license grant from Broad and Harvard under the Cas9 License Agreement, Broad and Harvard may notify us of the request, which we refer to as the Cas9 Third Party Proposed Product Requests. A Cas9 Third Party Proposed Product Request must be accompanied by the third party’s bona fide proposal, including the proposed target or category. Broad may not grant a Cas9 Third Party Proposed Product Request (i) if we, directly or indirectly through any of our affiliates or sublicensees, are researching, developing or commercializing a product directed to the same gene target that is the subject of the Cas9 Third Party Proposed Product Request, or the Cas9 Licensee Product, and we can demonstrate such ongoing efforts to Broad’s reasonable satisfaction, or (ii) if we, directly or indirectly through any of our affiliates or sublicensees, wish to do so, and we can demonstrate to Broad’s reasonable satisfaction that we are interested in researching, developing and commercializing a Cas9 Licensee Product, that we have a commercially reasonable research, development and commercialization plan to do so, and we commence and continue reasonable commercial efforts under such plan. Furthermore, if we, directly or indirectly through any of our affiliates or sublicensees, are not researching, developing or commercializing a Cas9 Licensee Product but wish to grant a sublicense to do so, Broad is obligated to disclose to us the name of the third party and we may enter into a sublicense agreement with the third party. If we, directly or indirectly through any of our affiliates or sublicensees, are not researching, developing or commercializing a Cas9 Licensee Product, are unable to develop and implement a plan reasonably satisfactory to Broad and Harvard, or are unable to enter into a sublicense agreement with the third party, Broad and Harvard have the right to terminate our rights to the specified third-party target or to a specified category and have the right to freely grant to third parties licenses in the licensed field (a) under the patent rights that are exclusively or co-exclusively licensed to us with respect to such specified third party target or (b) under the patent rights that are exclusively or co-exclusively licensed to us within such specified category, provided that such licenses do not grant rights to commercialize products intended for use in the cardiovascular disease field.

Payment terms

Under the Cas9 License Agreement, we paid Broad and Harvard an upfront license fee of $0.1 million and issued an aggregate of 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also have anti-dilution rights, pursuant to which we (i) have issued Broad and Harvard an aggregate of an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings and (ii) have issued Broad and Harvard an aggregate of an additional 878,098 shares of common stock upon the closing of our IPO.

We also must pay an annual license maintenance fee ranging in dollars from the low- to mid-five figures, depending on the calendar year. A portion of this annual license maintenance fee is creditable against royalties owed on licensed or enabled products in the same year as the maintenance fee is paid.

Broad and Harvard, collectively, are entitled to receive (i) clinical and regulatory milestone payments of up to an aggregate of $5.7 million per licensed product in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts fewer than a certain number of patients in the United States and (ii) clinical and regulatory milestone payments of up to an aggregate of $17.4 million per licensed product in the United States, the European Union and Japan for the prevention or treatment of a human disease that afflicts at least a certain number of patients in the United States. If we undergo a change of control during the term of the Cas9 License Agreement, certain of these clinical and regulatory milestone payments will increase by a certain percentage. We are also obligated to make additional payments to Broad and Harvard, collectively, of up to an aggregate of $54.0 million upon the occurrence of certain sales-based milestones per licensed product.

We are also obligated to pay to Broad and Harvard tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine digit dollar amount to $10.0 billion, or the Market Cap Success Payments, or sale of our company for consideration in excess of those thresholds, or the Company Sale Success Payments, which with the Market Cap Success Payments, we refer to as the Success Payments. Market Cap Success Payments are payable by us in cash, in shares of our common stock, with such shares being valued for such purpose at the closing price of our common stock as reported on the Nasdaq Stock Market for the trading day immediately preceding the date of such payment if our common stock was then listed on the Nasdaq Stock Market, or a combination of shares and cash. In the event of a change of control of our company or a sale of our company, we are required to pay the related Company Sale Success Payment in cash within a specified period following such event. The Success Payments are cumulative and more than one Success Payment may be due and payable based on the average market capitalization on any trigger date. The maximum aggregate Success Payments that could be payable by us are $31.3 million. Certain of the Success Payments are only payable if a licensed product is or has been evaluated in clinical trials. To the extent we issue shares of our common stock in satisfaction of such Success Payments, we will be obligated to file a registration statement with the SEC to register the resale of such shares by Broad and Harvard.

In September 2021, we notified Harvard and Broad that our average market capitalization exceeded three specified thresholds as of a relevant measurement date and aggregate success payments of approximately $6.3 million became payable under the Cas9 License Agreement, which we settled in cash in November 2021.

Broad and Harvard, collectively, are entitled to receive mid single-digit percentage royalties on net sales of licensed products, and low single-digit percentage royalties on net sales of other products enabled by the license, made by us, our affiliates or our sublicensees. The royalty percentage depends on the aggregate amount of the net sales for the licensed or enabled products. If we are legally required to pay royalties to a third party on net sales of our licensed products because such third party holds patent rights that cover such licensed product, then we can credit, subject to a floor, up to a certain percentage of the amount paid to such third party against the royalties due to Broad and Harvard in the same period. On a target-by-target basis, if Editas initiates a program that uses technology covered by the Harvard/Broad Cas Patent Rights and is directed to one of the targets, then the milestone and royalty payments for that specific target shall be reduced by a certain percentage. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of (i) the expiration of the last to expire valid claim of the Harvard/Broad Cas9 Patent Rights that cover the composition, manufacture or use of each covered product in each country or (ii) the tenth anniversary of the date of the first commercial sale of the licensed or enabled product. If we sublicense any of the Harvard/Broad Cas9 Patent Rights to a third party, Broad and Harvard, collectively, have the right to receive between 10% and 20% of the sublicense income, which percentage shall decrease to a high single-digit after we meet certain clinical milestones.

Prosecution and enforcement provisions

Broad and Harvard retain control of the prosecution of their respective patent rights. We are obligated to reimburse Broad and Harvard for certain expenses associated with the prosecution and maintenance of the Harvard/Broad Cas9 Patent Rights, including expenses associated with any interference proceedings in the USPTO, any opposition proceedings in the European Patent Office, or any other inter partes or other post grant proceedings in these or other jurisdictions where we are seeking patent protection. Broad and Harvard are required to maintain any application or patent within the Harvard/Broad Patents Rights so long as we meet our obligation to reimburse Broad and Harvard for expenses related to prosecution, there is a good faith basis for doing so and doing so is consistent with Broad or Harvard’s patent prosecution strategy. If we cease payment for the prosecution of any Harvard/Broad Cas9 Patent Right, then any license granted to us with respect to such Harvard/Broad Cas9 Patent Right will terminate.

We have the first right, but not the obligation, to enforce the Harvard/Broad Cas9-I Patent Rights with respect to our licensed products so long as certain conditions are met, such as providing Broad and Harvard with evidence demonstrating a good faith basis for bringing suit against a third party and subject to coordination with Editas. We are solely responsible for the costs of any lawsuits we elect to initiate and cannot enter into a settlement without the prior written consent of Broad and Harvard (and MIT, Rockefeller and Iowa, if applicable). Any sums recovered in such lawsuits will be shared among us, Broad and Harvard.

Termination provisions

Unless terminated earlier, the term of the Cas9 License Agreement will expire upon the expiration of the last to expire valid claim of the Harvard/Broad Cas9 Patent Rights. However, our royalty and milestone payment obligations, discussed above, may survive expiration or termination. We have the right to terminate the agreement at will upon four months’ written notice to Broad and Harvard. Either we or Broad and Harvard may terminate the agreement upon a specified period of notice in the event of the other party’s uncured material breach, such notice period varying depending on the nature of the breach. Both Broad and Harvard may terminate the Cas9 License Agreement immediately if we, or our affiliates or sublicensee(s), subject to our ability to cure, challenge the enforceability, validity or scope of any Harvard/Broad Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency. Neither Broad nor Harvard acting alone has the right to terminate the Cas9 License Agreement. However, Broad and Harvard may separately terminate the licenses granted to us with respect to their respective patent rights upon the occurrence of the same events that would give rise to the right of both institutions acting collectively to terminate the Cas9 License Agreement.

Government regulation

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Licensure and regulation of biologics in the United States

In the United States, any product candidates we may develop would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions.

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. An applicant seeking approval to market and distribute a new biologic in the United States generally must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP regulations;
•
completion of the manufacture, under cGMP conditions, of the drug substance and drug product that the sponsor intends to use in human clinical trials along with required analytical and stability testing;
•
design of a clinical protocol and its submission to the FDA as part of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•
performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current Good Clinical Practices, or GCP;
•
preparation and submission to the FDA of a Biologics License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
•
review of the product by an FDA advisory committee, where appropriate or if applicable;
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
•
satisfactory completion of any FDA audits of the preclinical studies and clinical trial sites to assure compliance with GLP, as applicable, and GCP, and the integrity of clinical data in support of the BLA;
•
payment of user Prescription Drug User Fee Act, or PDUFA, securing FDA approval of the BLA and licensure of the new biologic product; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical investigation may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical study subjects.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived by the FDA. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data.

Additionally, genetic medicine clinical trials conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or NIH, also are potentially subject to review by a committee within the NIH’s Office of Science Policy called the Novel and Exceptional Technology and Research Advisory Committee, or the NExTRAC. As of 2019, the charter of this review group has evolved to focus public review on clinical trials that cannot be evaluated by standard oversight bodies and pose unusual risks. With certain genetic medicine protocols, FDA review of or clearance to allow the IND to proceed could be delayed if the NExTRAC decides that full public review of the protocol is warranted.

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017, and both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Specifically, the PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA did issue its first notice of noncompliance to a manufacturer in April 2021.

Expanded access to an investigational drug for treatment use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, Fast Track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

Human clinical trials in support of a BLA

Clinical trials involve the administration of the investigational product candidate to healthy volunteers or patients with the disease or condition to be treated under the supervision of a qualified principal investigator in accordance with GCP requirements. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the FDA requires that such trials be conducted in accordance with GCP, including review and approval by an independent ethics committee and informed consent from participants. The GCP requirements encompass both ethical and data integrity standards for clinical trials. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical trials, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign trials are conducted in a manner comparable to that required for clinical trials in the United States.

Further, each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. The FDA, IRB, or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements or that the participants are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive GCP rules and the requirements for informed consent.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, or DSMB. This group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial to which only the DSMB has access.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

•
Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or, on occasion, in patients, such as cancer patients.
•
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.
•
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.”

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any Phase 4 clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and has updated it periodically since that time to address the conduct of clinical trials during the pandemic. The guidance sets forth a number of considerations for sponsors of clinical trials impacted by the COVID-19 pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of the COVID-19 pandemic; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study, among other things. The FDA has indicated that it will continue to provide any necessary guidance to sponsors, clinical investigators, and research institutions as the public health emergency evolves.

Interactions with FDA during the clinical development program

Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the occurrence of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. When clinical data is submitted to support marketing applications, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or pre-NDA or pre-BLA meeting. Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA/pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product.

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

Pediatric studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial pediatric study plan within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in the PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Special regulations and guidance governing gene therapy products

We expect that the procedures and standards applied to gene therapy products will be applied to any product candidates we may develop. The FDA has defined a gene therapy product as one that seeks to modify or manipulate the expression of a gene or to alter the biological properties of living cells for therapeutic use. The products may be used to modify cells in vivo or transferred to cells ex vivo prior to administration to the recipient.

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Tissues and Advanced Therapies and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews. The NIH, including the NExTRAC, also advises the FDA on gene therapy issues and other issues related to emerging biotechnologies. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols.

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders, as well as draft guidance in January 2021 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

Compliance with cGMP requirements

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. Before approving a BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in full compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. Inspections must follow a “risk‑based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

Regulatory requirements governing manufacturing

The FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the NDA sponsor and any third-party manufacturers involved in producing the approved product.

Acceptance and review of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under PDUFA is substantial (for example, for fiscal year 2022 this application fee is approximately $3.1 million), and the sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is more than $369,000 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the applicant is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor by that time whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety, purity and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the applicant and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND applications and GCP requirements and the integrity of the clinical data submitted to the FDA. To ensure cGMP and GCP compliance by its employees and third-party contractors, an applicant may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

The FDA also may require submission of a REMS if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.

Decisions on BLAs

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a CRL or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA or BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for the FDA’s review. The FDA review team then issues a recommendation, and a senior FDA official makes a decision.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the applicant an additional six month extension to respond. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. That is, the approval will be limited to the conditions of use (e.g., patient population and indication) described in the FDA-approved labeling. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings, or precautions be included in the product labeling; post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval; and/or testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Under the Ensuring Innovation Act, which was signed into law in April 2021, the FDA must publish action packages summarizing its decisions to approve new drugs and biologics within 30 days of approval of such products. To date, CRLs are not publicly available documents.

Expedited review programs

The FDA is authorized to expedite the review of BLAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review, accelerated approval or regenerative medicine advanced therapy designation.

•
Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•
Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•
Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
•
Regenerative medicine advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.

Post-approval regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA have imposed as part of the approval process. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official lot release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about a product;
•
mandated modification of promotional materials and labeling and issuance of corrective information;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•
product recall, seizure or detention, or refusal to permit the import or export of products;

•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs.

Pharmaceutical products may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although healthcare providers may prescribe products for uses not described in the drug’s labeling, known as off-label uses, in their professional judgment, drug manufacturers are prohibited from soliciting, encouraging or promoting unapproved uses of a product. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In September 2021, the FDA published final regulations that describe the types of evidence that the agency will consider in determining the intended use of a drug or biologic.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the applicant to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain approved drugs.

Orphan drug designation and exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, but have not yet been approved or licensed by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity that cover the product are extended by six months.

Regulatory exclusivity governing biologics

When a biological product is licensed for marketing by the FDA with approval of a BLA, the product may be entitled to certain types of market and data exclusivity barring the FDA from approving competing products for certain periods of time. In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted in the United States and included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar product was approved on July 30, 2021 and a second product previously approved as a biosimilar was designated as interchangeable in October 2021. The FDA has also issued numerous guidance documents outlining its approach to reviewing and licensing biosimilars and interchangeable biosimilars under the PHSA, including a draft guidance issued in November 2020 that seeks to provide additional clarity to manufacturers of interchangeable biosimilars.

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar applicant may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the applicant must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product.

A reference biological product is granted 12 years of exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product exclusivity period, but none has been enacted to date. At the same time, since the passage of the BPCIA, many states have passed laws or amendments to laws that address pharmacy practices involving biosimilar products.

Patent term restoration and extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND application and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and other countries where we conduct our trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by HIPAA's Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, have already passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

FDA approval of companion diagnostics

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, for novel drugs, a companion diagnostic device and its corresponding therapeutic should be approved or cleared contemporaneously by the FDA for the use indicated in the therapeutic product’s labeling. Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. In July 2016, the FDA issued a draft guidance intended to assist sponsors of the drug therapeutic and in vitro companion diagnostic device on issues related to co-development of the products.

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

In April 2020, the FDA issued additional guidance that describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate. This guidance builds upon existing policy regarding the labeling of companion diagnostics. In its 2014 guidance, the FDA stated that if evidence is sufficient to conclude that the companion diagnostic is appropriate for use with a specific group of therapeutic products, the companion diagnostic’s intended use or indications for use should name the specific group of therapeutic products, rather than specific products. The 2020 guidance expands on the policy statement in the 2014 guidance by recommending that companion diagnostic developers consider a number of factors when determining whether their test could be developed, or the labeling for approved companion diagnostics could be revised through a supplement, to support a broader labeling claim such as use with a specific group of oncology therapeutic products (rather than listing an individual therapeutic product(s)).

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption applies, diagnostic tests require pre-notification marketing clearance or approval from the FDA prior to commercial distribution.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For fiscal year 2022, the standard fee is $374,858 and the small business fee is $93,714.

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical trial approval

Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the member states. Under this system, an applicant must obtain approval from the competent national authority of a European Union member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant may only start a clinical trial at a specific site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and corresponding national laws of the member states and further detailed in applicable guidance documents.

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014, but it has not yet become effective. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union member states. However, overall related timelines will be defined by the Clinical Trials Regulation.

The conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

On January 1, 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. In late 2020, the European Medicines Agency, or EMA, indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system. The Clinical Trial Information System went live in January 2022 and will be fully implemented under a three-year transition period.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

PRIME designation in the European Union

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated EMA contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all European Union member states. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. Manufacturers must demonstrate the quality, safety and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Specifically, the grant of marketing authorization in the European Union for products containing viable human tissues or cells such as gene therapy medicinal products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC lays down specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products, somatic cell therapy medicinal products and tissue engineered products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to EMA which provides an opinion regarding the application for marketing authorization. The European Commission grants or refuses marketing authorization in light of the opinion delivered by EMA.

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several European Union member states, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union member state of medicinal products that have not yet been authorized in any European Union member state and that do not fall within the mandatory scope of the centralized procedure. The applicant may choose a European Union member state as the reference member state to lead the scientific evaluation of the application.
•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one European Union member state (which acts as the reference member state), in accordance with the national procedures of that member state. Following this, further marketing authorizations can be progressively sought from other European Union member states in a procedure whereby the members concerned agree to recognize the validity of the original, national marketing authorization produced by the reference European Union member state.

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the European Union member state of the European Economic Area, or the EEA, make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Conditional Approval

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Specialized procedures for gene therapies

The grant of marketing authorization in the European Union for gene therapy products is governed by Regulation 1394/2007/EC on advanced therapy medicinal products, read in combination with Directive 2001/83/EC of the European Parliament and of the Council, commonly known as the Community code on medicinal products. Regulation 1394/2007/EC includes specific rules concerning the authorization, supervision and pharmacovigilance of gene therapy medicinal products. Manufacturers of advanced therapy medicinal products must demonstrate the quality, safety and efficacy of their products to the EMA, which provides an opinion regarding the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Pediatric studies

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are provided in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The

Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Regulatory data protection in the European Union

In the European Union, new chemical entities approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Regulation (EC) No 726/2004, as amended, and Directive 2001/83/EC, as amended. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application for a period of eight years. During the additional two-year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Patent term extensions in the European Union and other jurisdictions

The European Union also provides for patent term extension through Supplementary Protection Certificates, or SPCs. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a patent for up to five years after its originally scheduled expiration date and can provide up to a maximum of fifteen years of marketing exclusivity for a drug. In certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained, which is described in detail below. Although SPCs are available throughout the European Union, sponsors must apply on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the European Union.

Periods of authorization and renewals

A marketing authorization is valid for five years, in principle, and it may be renewed after five years on the basis of a reevaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To that end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any authorization that is not followed by the placement of the drug on the European Union market (in the case of the centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid.

Regulatory requirements after marketing authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

An orphan drug designation provides a number of benefits, including fee reductions, regulatory assistance and the possibility to apply for a centralized European Union marketing authorization. Marketing authorization for an orphan drug leads to a ten-year period of market exclusivity. During this market exclusivity period, neither the EMA nor the European Commission or the member states can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity.

Pediatric exclusivity

If an applicant obtains a marketing authorization in all European Union member states, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Approval of companion diagnostic devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR, which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the Conformitè Europëenne mark of conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746), which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent regulation. Once applicable, the regulation will, among other things:

•
strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•
establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

•
strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Brexit and the regulatory framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom was subject to a transition period until December 31, 2020, during which European Union rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, which outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020. Great Britain is no longer covered by the European Union’s procedures for the grant of marketing authorizations (Northern Ireland is covered by the centralized authorization procedure and can be covered under the decentralized or mutual recognition procedures). A separate marketing authorization will be required to market drugs in Great Britain. For two years from 1 January 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). Various national procedures are now available to place a drug on the market in the United Kingdom, Great Britain, or Northern Ireland, with the main national procedure having a maximum timeframe of 150 days (excluding time taken to provide any further information or data required). The data exclusivity periods in the United Kingdom are currently in line with those in the European Union, but the Trade and Cooperation Agreement provides that the periods for both data and market exclusivity are to be determined by domestic law, and so there could be divergence in the future. It is currently unclear whether the MHRA in the United Kingdom is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive.

Also, notwithstanding the United Kingdom’s withdrawal from the European Union, by operation of the so-called ‘UK GDPR’ (i.e., the EU General Data Protection Regulation, or GDPR, as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and as subsequently amended) the GDPR continues to apply in substantially equivalent form to processing operations carried out in the context of an establishment in the United Kingdom and any processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of their behavior in the United Kingdom.

However, it is still unclear whether transfers of data from the EEA to the United Kingdom will remain lawful under the GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the UK will be treated like a European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR (and transfers of data from the EEA to the United Kingdom will require a ‘transfer mechanism’ such as the Standard Contractual Clauses) unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. While the European Commission has published draft adequacy decisions in respect of the United Kingdom, these are subject to further review and it remains to be seen whether or when any such decisions will be adopted. The UK government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. We may, however, incur liabilities, expenses, costs and other operational losses under GDPR and applicable European Union member states and the United Kingdom privacy laws in connection with any measures we take to comply with them. Furthermore, in general terms, there will now be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the United Kingdom and EEA.

General Data Protection Regulation

The collection, use, disclosure, transfer or other processing of personal data in the context of the activities of an establishment in the EEA and/or regarding the offering of goods or services to, and/or the monitoring of the behavior of individuals in the EEA, including health data, is subject to the GDPR, which became effective on May 25, 2018. As noted above, by operation of the so-called ‘UK GDPR,’ the GDPR continues to apply in substantially equivalent form in the context of the UK, UK establishments and UK-focused processing operations—so, when we refer to the GDPR in this section, we are also making reference to the UK GDPR in the context of the United Kingdom, unless the context requires otherwise.

The GDPR is wide-ranging in scope and imposes numerous, significant and complex requirements on companies that process personal data, such as: requiring the establishment of a legal basis for processing personal data; broadening the definition of personal data (including to capture ‘pseudonymized’ or key-coded data that is commonly processed in a clinical trial-related context); creating obligations for controllers and processors to appoint data protection officers in certain circumstances; increasing transparency obligations to data subjects; establishing limitations on the retention of personal data; introducing obligations to honor increased rights for data subjects; formalizing a heightened standard of data subject consent; establishing obligations to implement certain technical and organizational safeguards to protect the security and confidentiality of personal data; introducing obligations to agree to certain specific contractual terms and to take certain measures when working with third-party processors or joint controllers; introducing the obligation to provide notice of certain significant personal data breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the United Kingdom and/or European Union in certain circumstances. In particular, the processing of “special category personal data” (such as personal data related to health and genetic information), which will be relevant to our operations in the context of clinical trials, imposes heightened compliance burdens under the GDPR and is a topic of active interest among relevant regulators. In addition, the GDPR provides that EEA member states may introduce specific requirements related to the processing of special categories of personal data such as health data that we may process in connection with clinical trials or otherwise. In the United Kingdom, the UK Data Protection Act 2018 complements the UK GDPR in this regard. More broadly, European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA and/or United Kingdom. Guidance on implementation and compliance practices is often updated or otherwise revised. This fact may lead to greater divergence on the law that applies to the processing of personal data across the EEA and/or United Kingdom, which may increase our costs and overall compliance risk. Such country-specific regulations could also limit our ability to process relevant personal data in the context of our EEA and/or United Kingdom operations ultimately having an adverse impact on our business, and harming our business and financial condition.

The GDPR also imposes strict rules on the transfer of personal data to countries outside Europe, including to the United States, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data. Certain previously available safeguards have been invalidated, and reliance on alternative safeguards may be complex or not possible in certain circumstances, following a recent ruling of the Court of Justice of the European Union and subsequent regulatory guidance. If we are unable to implement a valid solution for personal data transfers from the EEA and United Kingdom, including, for example, obtaining individuals’ explicit consent to transfer their personal data to the United States or other countries, we will face increased exposure to regulatory actions, substantial fines and injunctions against transferring personal data from the EEA and United Kingdom. Inability to export personal data from the EEA and United Kingdom may also restrict our activities outside the EEA and United Kingdom; limit our ability to collaborate with partners as well as other service providers, contractors and other companies outside of the EEA and United Kingdom; and/or require us to increase our processing capabilities within the EEA and/or United Kingdom at significant expense or otherwise cause us to change the geographical location or segregation of our relevant systems and operations—any or all of which could adversely affect our operations or financial results. Additionally, other countries outside of the EEA and United Kingdom have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of delivering our services and operating our business.

The GDPR also provides for more robust regulatory enforcement and permits supervisory authorities to impose greater penalties for violations than under previous European data protection laws, including potential fines of up to €20 million or 4% of annual global revenues for the preceding financial year, whichever is greater. In addition to administrative fines, a wide variety of other potential enforcement powers are available to supervisory authorities in respect of potential and suspected violations of the GDPR, including extensive audit and inspection rights, and powers to order temporary or permanent bans on all or some processing of personal data carried out by noncompliant actors. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated healthcare costs. Patients are unlikely to use any product candidates we may develop unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of such product candidates. Even if any product candidates we may develop are approved, sales of such product candidates will depend, in part, on the extent to which third-party payers, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, such product candidates. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payer not to cover any product candidates we may develop could reduce physician utilization of such product candidates once approved and have a material adverse effect on our sales, results of operations and financial condition. Additionally, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payer to payer. Third-party reimbursement and coverage may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, any companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to any companion diagnostics.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of pharmaceuticals have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

If we obtain approval in the future to market in the United States any product candidates we may develop, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.

Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries.

Healthcare law and regulation

Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements.

Restrictions under applicable federal and state health care laws and regulations include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; HIPAA, which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Healthcare reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States.

In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions have been suspended through the end of, March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut remaining thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

Pharmaceutical prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, presidential executive orders, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the prices of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the prices of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden Administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden Administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs the HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, the HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic pharmaceuticals, and increase transparency; and foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees and human capital resources

As of December 31, 2021, we had 113 full-time employees, including 35 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 87 are engaged in research and development activities and 26 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We are committed to diversity, equity and inclusion across all aspects of our organization, including in our recruitment, advancement and development practices. Each year, we review employee demographic information to evaluate our diversity efforts across all functions and levels of the company. We conduct annual performance and development reviews for each of our employees to discuss the individual’s strengths and development opportunities, career development goals and performance goals. We also regularly survey employees to assess employee engagement and satisfaction. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We value our employees and regularly benchmark total rewards we provide, such as short-and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

Our Corporate Information

We were incorporated under the laws of the state of Delaware on March 9, 2018 under the name Endcadia, Inc. On January 15, 2019, we changed our name to Verve Therapeutics, Inc.

Our principal executive offices are located at 500 Technology Square, Suite 901, Cambridge, Massachusetts 02139 and our telephone number is (617) 603-0070. Our website address is http://www.vervetx.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Available Information

Our Internet address is http://www.vervetx.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Information on our website is not part of this Annual Report or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

Our future operating results could differ materially from the results described in this Annual Report on Form 10-K due to the risks and uncertainties described below. You should consider carefully the following information about risks below in evaluating our business. If any of the following risks actually occur, our business, financial conditions, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline. In addition, we cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. See page 3 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. Factors that could cause or contribute to such differences include those factors discussed below.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception and have no products approved for sale. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, and have incurred significant operating losses. Our net losses were $120.3 million, $45.7 million and $19.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $186.9 million. To date, we have generated no revenue and have financed our operations primarily through private placements of our preferred stock and from the sale of common stock in our initial public offering, or IPO. We have devoted all of our efforts to research and development, are still in the early stages of development of our research programs and have not commenced clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
make milestone payments to Beam Therapeutics Inc., or Beam, under our collaboration and license agreement with Beam, or the Beam Agreement, milestone payments to Acuitas Therapeutics Inc., or Acuitas, under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, and milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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
•
establish commercial-scale current good manufacturing practices capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct research, development and preclinical testing, initiate clinical trials and potentially seek marketing approval for our current and any additional product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and initiate clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $360.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2021, we had federal NOL carryforwards of $124.7 million and state NOL carryforwards of $114.4 million.

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

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, included changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. We have had initial discussions with regulatory authorities with respect to our clinical trial design for our planned Phase 1 clinical trial of VERVE-101, but we have not yet made regulatory submissions with respect to the planned trial design and that trial design may change subject to those discussions.

The FDA or other regulatory agencies may require us to complete additional preclinical studies or require us to satisfy other FDA requests prior to commencing clinical trials, which may delay the start of our first clinical trials beyond our planned timeline. As a result, we cannot be certain that we will be able to initiate our planned clinical trial of VERVE-101 in the second half of 2022. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.

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

Gene editing, including base editing, is a novel technology that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which recently reported clinical data from a Phase 1 trial of a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, if we decide to develop gene editing technologies other than those involving base editing, we cannot be certain we will be able to obtain rights to use such technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it on July 2, 2020, January 27, 2021, and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above. Accordingly, our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the marketing approval required to commence product sales and generate revenue, which would cause the value of our company to decline and limit our ability to obtain additional financing if needed.

Accordingly, the COVID-19 pandemic may continue to significantly impact economies and financial markets worldwide, which could result in adverse effects on our business and operations, impact our ability to raise additional funds through public offerings and impact the volatility of our stock price and trading in our stock. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials.

We are in the early stage of research in the development of our programs and have not conducted any clinical trials. As a result, our belief in the potential capabilities of our programs is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We have conducted several preclinical studies of our product candidates in NHPs, but we cannot be certain that the results observed in such studies will translate into the similar results in clinical trials of our product candidates in humans. Our future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators, IRBs, or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

Our GalNAc-LNPs are a novel delivery mechanism for delivery of gene editors to the liver and have not yet been used in humans.

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

From time to time, we may publish or report interim or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. For example, our planned clinical trial design for our Phase 1 clinical trial of VERVE-101 contemplates an interim analysis of three-month data from the trial and these data could be materially different than the data reported at the end of the study. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We plan to conduct clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States, including our planned Phase 1 trial of VERVE-101. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, upon execution of the Beam Agreement, we issued 276,075 shares of our common stock to Beam. In addition, under the Cas9 License Agreement, we issued 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also had anti-dilution rights, pursuant to which we issued Broad and Harvard an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings. We also issued 878,098 additional shares of common stock to Broad and Harvard upon the closing of our initial public offering pursuant to the Cas9 License Agreement. We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. In September 2021, we notified Harvard and Broad that our average market capitalization exceeded three specified thresholds as of a relevant measurement date and aggregate success payments of approximately $6.3 million became payable under the Cas9 License Agreement, which we settled in cash in the November 2021.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The field of gene editing especially has been the subject of extensive patenting activity and litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Further, no earlier that October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

On June 24, 2019, the PTAB declared an interference (U.S. Interference No. 106,115) between 10 U.S. patent applications that are co-owned by CVC, and 13 U.S. patents and one U.S. patent application (that are co-owned by the Boston Licensing Parties). In the declared interference, CVC has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party. On February 28, 2022, the PTAB held that the Boston Licensing Parties had priority over CVC with respect to Count 1 of the interference: a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. As a result, CVC’s patent applications involved in this interference were deemed unpatentable.

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

On June 21, 2021, the PTAB declared an interference (U.S. Interference No. 106,133) between one U.S. patent application owned by Sigma-Aldrich Co., LLC and 14 U.S. patents and two U.S. patent applications that are co-owned by the Boston Licensing Parties. In the declared interference, Boston Licensing Parties have been designated as the junior party and Sigma-Aldrich Co., LLC has been designated as the senior party.

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

There can be no assurance that these pending U.S. interference proceedings will be resolved in favor of the Boston Licensing Parties. If the 106,126, or 106,133 interference resolves in favor Toolgen, Inc., or Sigma-Aldrich Co., LLC, respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty.

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

There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, a monoclonal antibody, or mAb, marketed as Repatha by Amgen, is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and in patients with ASCVD. Alirocumab, a mAb marketed as Praulent by Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. Regeneron has sole U.S. rights to alirocumab and Sanofi has sole ex-U.S. rights to alirocumab. The approved mAb treatments act through extracellular inhibition of PCSK9 protein. Inclisiran, a small interfering RNA, or siRNA, marketed as Leqvio by Novartis AG, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCKS9 within liver cells, which is distinct from extracellular protein inhibition.

We are aware of several product candidates in clinical development that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including peptide-based anti PCSK9 vaccination, small molecule oral PCSK9 inhibitors, small binding proteins, and antisense oligonucleotides. In 2021, Esperion in-licensed an oral small molecule PCSK9 inhibitor from Serometrix LLC for which it disclosed plans to submit an IND in 2022, and an oral PCSK9 inhibitor from Merck & Co., Inc, for which they plan to progress to Phase 2 in 2022.

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

We are aware of several product candidates in clinical development that target ANGPTL3 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including vupanorsen, an antisense oligonucleotide therapy being evaluated in a Phase 2 clinical trial by Ionis Pharmaceuticals, Inc. and Pfizer for the treatment of patients with elevated non-high density lipoprotein cholesterol and triglycerides. ARO-ANG3, a siRNA targeting ANGPTL3 protein, is being evaluated in a Phase 1/2 clinical trial by Arrowhead Pharmaceuticals, Inc., or Arrowhead. In 2021, Arrowhead initiated a Phase 2b trial of ARO-ANG3 for the treatment of patients with mixed dyslipidemia. In addition, Eli Lilly and Company, or Eli Lilly, is evaluating a siRNA targeting ANGPTL3 protein in a Phase 1 study for the treatment of CVD.

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

We expect to rely on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including pandemics, including the ongoing COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

The same applies in the European Union. In the European Union, the development and evaluation of a gene therapy medicinal product must be considered in the context of the relevant EU guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for gene therapy medicinal products and require that we comply with these new guidelines. Additionally, for advanced therapy medicinal products, a marketing application authorization undergoes review by the EMA’s Committee for Advanced Therapies, or CAT, in addition to review by the Committee for Medicinal Products for Human Use, or CHMP. As a result, the procedures and standards applied to gene therapy products and cell therapy products may be applied to any product candidates we may develop, but that remains uncertain at this point.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved and the specific disease or condition to be treated. Of the large number of products in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. Even if any product candidates we may develop demonstrate safety and efficacy in clinical trials, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

In order to market and sell any product candidates we may develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying local regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any jurisdiction, which would materially impair our ability to generate revenue.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and a transition period to December 31, 2020 was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A cooperation agreement was signed between the United Kingdom and the European Union in December 2020 which has been applied provisionally since January 1, 2021 until it is ratified by all parties to that agreement. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements;

economic weakness, including inflation, or political instability in particular foreign economies and markets;

compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

We may seek certain designations for our product candidates, including Fast Track, Breakthrough Therapy, Regenerative Medicine Advanced Therapy and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

Additionally, a product is eligible for Regenerative Medicine Advanced Therapy, or RMAT, designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of an RMAT designation are similar to a breakthrough therapy designation, and include early interactions with the FDA to expedite development and review, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

We may seek these and other designations for our product candidates. The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a Fast Track, breakthrough therapy, or RMAT designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

In the European Union, we may seek PRIME designation for some of our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME also encourages an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

In order for the FDA to grant orphan drug exclusivity to one of our products, the agency must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In particular, the concept of what constitutes the “same drug” for purposes of orphan drug exclusivity remains in flux in the context of gene therapies, and the FDA has issued recent final guidance suggesting that it would not consider two genetic medicine products to be different drugs solely based on minor differences in the transgenes or vectors. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for up to a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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

The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Although physicians may prescribe products for uses not described in the product’s labeling, known as off-label uses, in their professional medical judgment, the FDA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products, if approved, in a manner inconsistent with their approved labeling, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice, or DOJ. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state health care fraud and abuse laws and state consumer protection laws. In September 2021, the FDA published final regulations that describe the types of evidence that the FDA will consider in determining the intended use of a drug or biologic.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign pre-approval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed.

In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission-critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals and other covered recipients and ownership and investment interests held by healthcare providers and their immediate family members and applicable group purchasing organizations, and, beginning in 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to drug pricing and payments to physicians and other healthcare providers or marketing expenditures and state and local laws that require the registration of sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022, a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. However, on June 17, 2021, the U.S. Supreme Court dismissed the case and sustained the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The former Trump presidential administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Executive Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the prices of pharmaceuticals under Medicare and Medicaid.

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

We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies, contractual obligations, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future.

If we are unable to properly protect the privacy and security of protected health information, we could be found to have breached certain contracts with our business partners. Further, if we fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In addition, state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

In 2018, California passed into law the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. On November 3, 2020, California voters passed the CPRA, which will significantly expand the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the EU to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU’s decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the EU-U.S. Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018, which “implements” and complements the GDPR and achieved Royal Assent on May 23, 2018, applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The United Kingdom has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

While we continue to address the implications of the recent changes to data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges, and our efforts to comply with the evolving data protection rules may be unsuccessful. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the EEA and elsewhere and carries with it the potential for significant penalties if we are found to be non-compliant. Similarly, failure to comply with federal and state laws in the United States regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business, financial condition, results of operations or prospects.

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

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the DOJ. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of Sekar Kathiresan, M.D., our chief executive officer, Andrew Ashe, J.D., our president and chief operating officer, Allison Dorval, our chief financial officer, and Andrew Bellinger, M.D., Ph.D., our chief scientific officer and chief medical officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain marketing approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our success also depends on implementing and maintaining internal controls and the accuracy and timeliness of our financial reporting. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Despite the implementation of security measures, our internal information technology systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, wars or other armed conflict, telecommunication and electrical failures or other compromise. There could be an increase in cybersecurity attacks generally as a result of the ongoing conflict between Russia and Ukraine and the resulting sanctions imposed by the United States and European governments, together with any additional future sanctions or other actions by them.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 26.2% of our common stock as of January 31, 2022. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our restated certificate of incorporation or amended and restated bylaws.

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

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. There can be no assurance that existing analysts will continue to cover us or that new analysts will begin to cover us. There is also no assurance that any covering analysts will provide favorable coverage. Although we have obtained analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock or publish inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price and trading volume to decline.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, certain of our executive officers, directors and stockholders affiliated with our directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and stockholders affiliated with our directors also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register all of the shares of common stock that we were able to issue under our equity compensation plans as of June 17, 2021 and we intend to file a registration statement on Form S-8 to register the additional 2,910,704 shares of our common stock that became issuable under our equity compensation plans on January 1, 2022. Shares registered under the registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, exercise of options, and the lock-up agreements entered into in connection with our IPO.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until the end of 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, although we expect to cease to be a smaller reporting company in connection with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2022. Similar to EGCs, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statement in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As a public company, we have incurred and particularly after we are no longer an EGC or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers and employees.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders;
•
any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; or
•
any action asserting a claim arising pursuant to any provision of our restated certificate of incorporation or amended and restated bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine.

These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any claims arising under the Securities Act. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

These exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. If a court were to find either exclusive forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could materially adversely affect our business, financial condition and results of operations.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limiting the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income in tax years beginning after December 31, 2020 and eliminating NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), imposing a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, eliminating U.S. tax on foreign earnings (subject to certain important exceptions), allowing immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease 19,823 square feet of office and laboratory space in Cambridge, Massachusetts under a sublease that expires in August 2022 with an option to extend for an additional three months.

In August 2021, we entered into a new lease agreement for 104,933 square feet of office and laboratory space in Boston, Massachusetts and plan to move into this space on or before August 2022. The lease has a ten-year term, which lease term will commence on the earlier of (1) the date the landlord delivers the premises to us, which we expect to be on or prior to August 1, 2022, or (2) the date the landlord could have delivered the premises but for any delays attributable to us, and we have an option to extend the term for an additional five years. In January 2022, we amended the lease to include an additional 211 square feet, for a total of 105,144 square feet.

In October 2021, we entered into a sublease agreement with Beam Therapeutics, Inc. for 11,931 square feet of additional office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and will expire in December 2022. We have the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are currently not a party to any material legal proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “VERV” since June 16, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of March 9, 2022, there were approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Recent sales of unregistered securities

The following list sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2021:

From January 1, 2021 through June 30, 2021, we issued and sold an aggregate of 352,219 shares of common stock to our employees, advisors and consultants upon the exercise of stock options under our 2018 Equity Incentive Plan at a weighted-average per share exercise price of $1.49.

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

On January 14, 2021, we issued and sold 77,163,022 shares of our Series B preferred stock to 22 investors at a price per share of $1.2182 in cash, for an aggregate purchase price of $94.0 million. In June 2021, in connection with the closing of our IPO, all of our outstanding shares of preferred stock were converted into an aggregate of 27,720,923 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

No underwriters were involved in the foregoing issuances of securities. The foregoing securities were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and, in certain cases, Regulation D thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

On June 21, 2021, in connection with the closing of our initial public offering, or IPO, we issued an aggregate of 878,098 shares of common stock to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, in satisfaction of certain contractual obligations under a license and collaboration agreement, based on the IPO price of $19.00 per share. The shares of common stock issued to Harvard and Broad were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering and was not accompanied by any general advertisement or general solicitation..

Use of proceeds from registered securities

On June 21, 2021, we completed our IPO of common stock pursuant to a Registration Statement on Form S-1 (File No. 333-256608), which was declared effective by the SEC on June 16, 2021 and Form S-1 (File No. 333-257158), which was filed pursuant to Rule 462(b) of the Securities Act and was declared effective by the SEC on June 16, 2021.

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of December 31, 2021, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2021.

Item 6.

[Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K, or the Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO. Through December 31, 2021, we had raised an aggregate of $523.2 million in gross proceeds from sales of our preferred stock in private placements and common stock in our IPO.

We are a development-stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2021, 2020 and 2019 were $120.3 million, $45.7 million and $19.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $186.9 million.

Our total operating expenses were $87.1 million, $40.6 million and $13.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we continue our preclinical development of product candidates; advance these product candidates toward clinical development; further develop our base editing technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $360.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

We also plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have, among other things, limited employees in our office and lab facilities to those where on-site presence is needed for their job activities, increased the cadence of sanitization of our office and lab facilities, implemented various social distancing measures in our offices and labs including replacing all in-person meetings with virtual interactions, and are providing personal protective equipment for our employees present in our office and lab facilities. Recently, additional employees have returned to our office and lab facilities in limited capacities. We are continuing to monitor the impact and effects of the COVID-19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see “Business—License and collaboration agreements” included in Part I, Item 1 of this Annual Report on Form 10-K.

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

Operating expenses

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
the cost to obtain and maintain licenses to intellectual property, such as those with the President and Fellows of Harvard College, or Harvard, The Broad Institute, Inc., or Broad, Beam Therapeutics Inc., or Beam, Verily Life Sciences LLC, Acuitas Therapeutics, Inc., or Acuitas, and others, and related future payments should certain development and regulatory milestones be achieved;

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

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities. We also expect to continue to incur increased costs associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with Nasdaq and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.

Other income (expense)

Change in fair value of preferred stock tranche liability

Change in fair value of preferred stock tranche liability consists primarily of remeasurement gains or losses associated with changes in the fair value of the tranche rights associated with our Series A Preferred Stock. The preferred stock tranche liability was settled as of December 31, 2020, and therefore, there will be no further remeasurement.

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

The antidilution rights liability was partially satisfied in 2019 and 2020 and was satisfied in full in June 2021 upon the closing of our IPO with the issuance of an additional 878,098 shares of our common stock.

Change in fair value of success payment liability

We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The maximum aggregate success payments that could be payable by us are $31.3 million. At inception of the agreements, the success payment liabilities were recorded at fair value with the cost recorded as research and development expense and will be remeasured at each reporting period with charges recorded in other income (expense) while the instrument is outstanding.

Depending on our valuation, the fair value of the antidilution rights and success payment liabilities, and the corresponding changes in fair value that we record in our statements of operations, could fluctuate significantly from period to period.

During the year ended December 31, 2021, certain success payment obligations were triggered, and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest and other income (expense), net

Interest and other income primarily consisted of interest earned on our marketable securities and other miscellaneous income and expenses unrelated to our core operations.

Income tax

As of December 31, 2021, we had federal net operating loss, or NOL, carryforwards of $124.7 million and state NOL carryforwards of $114.4 million. The federal NOL carryforwards have an indefinite life and can be utilized to offset 80% of future taxable income, while the state NOL carryforwards will expire at various dates through 2041. We have recorded a full valuation allowance against our net deferred tax assets due to uncertainties as to their ultimate realization. We currently anticipate that there will be no change in our unrecognized tax benefits in the next twelve months. As of December 31, 2021, we had no unrecognized tax benefits.

Results of operations

Comparison of years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020	Change
Operating expenses:
Research and development	$68,202	$35,371	$32,831
General and administrative	18,865	5,256	13,609
Total operating expenses	87,067	40,627	46,440
Other income (expense):
Change in fair value of preferred stock tranche liability	—	2,507	(2,507)
Change in fair value of antidilution rights liability	(25,574)	(5,359)	(20,215)
Change in fair value of success payment liability	(7,815)	(2,387)	(5,428)
Interest and other income, net	142	162	(20)
Total other expense	(33,247)	(5,077)	(28,170)
Net loss	$(120,314)	$(45,704)	$(74,610)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2021 and 2020:

	Year ended December 31,
(in thousands)	2021	2020
Employee-related expenses	$19,859	$7,294
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	16,628	5,684
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	17,681	11,907
Lab supplies used in research and development activities	4,630	2,094
Facility-related costs (including depreciation)	3,583	2,542
License and milestone payments	2,031	3,938
Other research and development costs	3,790	1,912
Total research and development expenses	$68,202	$35,371

Research and development expenses were $68.2 million for the year ended December 31, 2021, compared to $35.4 million for the year ended December 31, 2020. The increase of $32.8 million was primarily due to the advancement of our pipeline and included the following:

•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consulting services, including third-party CROs, of $5.8 million;
•
an increase in raw material costs and expenses associated with developing and validating our manufacturing process for use in our preclinical studies and future clinical trials of $10.9 million;
•
an increase in personnel-related costs, including stock-based compensation, of $12.6 million driven by an increase in headcount of employees involved in research and development activities;
•
an increase in lab supplies of $2.5 million due to the increased investment in research and development activities in 2021;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $1.0 million due to the increased investment in research and development activities in 2021; and
•
an increase in other research and development costs of $1.9 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities in 2021;
•
partially offset by a decrease in research and development expense attributed to license and milestone payments of $1.9 million, primarily due to fewer licensing transactions in 2021 (and therefore reduced upfront licensing payments).

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates.

General and administrative expenses

General and administrative expenses were $18.9 million for the year ended December 31, 2021, compared to $5.3 million for the year ended December 31, 2020. The increase of $13.6 million was primarily attributable to the following:

•
an increase of $8.3 million in personnel costs stemming from an increase in headcount to support our growth;
•
an increase of $2.4 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other expenses of approximately $2.9 million, including increased insurance expense of $1.5 million for our directors and officers insurance policy and increases in software, IT and facility costs.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income (expense)

Change in fair value of preferred stock tranche liability

The decrease of $2.5 million in fair value of the preferred stock tranche liability was due to the modification of the remaining milestones and subsequent settlement of the preferred stock tranche liability in March 2020, resulting in the issuance of Series A Preferred Stock. The preferred stock tranche liability was fully settled as of December 31, 2020.

Change in fair value of antidilution rights liability

The increase of $20.2 million in fair value of the antidilution rights liability was primarily due to the settlement of the liability during the year ended December 31, 2021 with the issuance of 878,098 shares of our common stock. The settlement amount was $32.5 million and resulted in a fair value adjustment to the antidilution rights liability of $25.6 million due to an increase in the fair value of the shares being issued upon settlement.

Change in fair value of success payments liability

The increase of $5.4 million in fair value of the success payments liability was primarily attributable to the increase in the fair value of our common stock which resulted in a fair value adjustment of $7.8 million to other expense during the year ended December 31, 2021. During the year ended December 31, 2021, certain success payment obligations were triggered, and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest and other income (expense), net

The decrease of less than $0.1 million in 2021 was primarily attributable to losses on foreign currency transactions.

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019	Change
Operating expenses:
Research and development	$35,371	$11,144	$24,227
General and administrative	5,256	2,498	2,758
Total operating expenses	40,627	13,642	26,985
Other income (expense):
Change in fair value of preferred stock tranche liability	2,507	(4,883)	7,390
Change in fair value of antidilution rights liability	(5,359)	(982)	(4,377)
Change in fair value of success payment liability	(2,387)	(68)	(2,319)
Interest and other income, net	162	278	(116)
Total other expense	(5,077)	(5,655)	578
Net loss	$(45,704)	$(19,297)	$(26,407)

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2020 and 2019:

	Year ended December 31,
(in thousands)	2020	2019
Employee-related expenses	$7,294	$2,602
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	5,684	12
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	11,907	1,417
Lab supplies used in research and development activities	2,094	1,190
Facility-related costs (including depreciation)	2,542	307
License and milestone payments	3,938	4,613
Other research and development costs	1,912	1,003
Total research and development expenses	$35,371	$11,144

Research and development expenses were $35.4 million for the year ended December 31, 2020, compared to $11.1 million for the year ended December 31, 2019. The increase of $24.2 million was primarily due to the following:

•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consulting services, including third-party CROs, of $10.5 million;
•
an increase in raw material costs and expenses associated with developing and validating our manufacturing process for use in our preclinical studies and future clinical trials of $5.7 million;

•
an increase in personnel-related costs of $4.7 million driven by an increase in headcount of employees involved in research and development activities;
•
an increase in lab supplies of $0.9 million due to the increased investment in research and development activities in 2020;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $2.2 million due to the increased investment in research and development activities in 2020; and
•
an increase in other research and development costs of $0.9 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities in 2020;
•
partially offset by a decrease in research and development expense attributed to license and milestone payments of $0.7 million, primarily due to fewer licensing transactions in 2020 (and therefore reduced upfront licensing payments).

General and administrative expenses

•
General and administrative expenses were $5.3 million for the year ended December 31, 2020, compared to $2.5 million for the year ended December 31, 2019. The increase of $2.8 million was primarily attributable to the following:
•
an increase of $2.0 million in personnel, facility and other expenses stemming from an increase in headcount to support our growth; and
•
an increase of $0.4 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services.

Other income (expense)

Change in fair value of preferred stock tranche liability

The change in fair value of the preferred stock tranche liability was primarily due to an increase in 2019 of the probability of the tranche milestones being met, followed by the settlement of the preferred stock tranche liability in March 2020 and issuance of Series A Preferred Stock.

Change in fair value of antidilution rights liability

The change in fair value of the antidilution rights liability was primarily attributable to a higher cumulative probability in 2020 of the respective triggering events being met.

Change in fair value of success payments liability

The change in fair value of the success payments liability was primarily attributable to a higher cumulative probability in 2020 of the respective triggering events being met.

Interest and other income (expense), net

The decrease of $0.1 million in 2020 was attributable to lower interest rates on our investments in 2020 compared to 2019.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through December 31, 2021, we had raised an aggregate of $523.2 million in gross proceeds from sales of our preferred stock in private placements and common stock in our IPO. As of December 31, 2021, we had $360.4 million in cash, cash equivalents and marketable securities.

In June 2021, we completed our IPO in which we issued 16,141,157 shares of common stock, including 2,105,368 shares of common stock sold pursuant to the underwriters' full exercise of their option to purchase additional shares, at a public offering price of $19.00 per share. We received net proceeds from our IPO of $281.6 million, after deducting underwriting discounts and offering expenses payable by us. In June 2021, we issued 878,098 shares of our common stock to Harvard and Broad as final settlement of the antidilution rights liability.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash used in operating activities	$(77,880)	$(35,265)	$(7,442)
Cash used in investing activities	(239,098)	(51,127)	(12,758)
Cash provided by financing activities	377,089	92,627	17,954
Net increase (decrease) in cash, cash equivalents and restricted cash	$60,111	$6,235	$(2,246)

Operating activities

For the year ended December 31, 2021, net cash used in operating activities was $77.9 million, consisting primarily of our net loss of $120.3 million and a net decrease in our operating assets and liabilities of $2.9 million. These amounts were partially offset by the following non-cash changes: change in fair value of antidilution rights and success payment liabilities of $33.4 million, depreciation expense of $1.5 million, stock-based compensation of $7.1 million, non-cash lease expense of $1.8 million and amortization of premiums on marketable securities of $1.5 million.

For the year ended December 31, 2020, net cash used in operating activities was $35.3 million, consisting primarily of our net loss of $45.7 million and a decrease attributable to non-cash items of $2.5 million associated with the fair value change in the preferred stock tranche liability. These amounts were partially offset by the following non-cash changes: change in fair value of antidilution rights and success payment liabilities of $7.7 million, depreciation expense of $1.3 million, stock-based compensation of $0.9 million and amortization of premiums on marketable securities of $0.4 million, as well as a net increase in our operating assets and liabilities of $2.6 million.

For the year ended December 31, 2019, net cash used in operating activities was $7.4 million, consisting primarily of our net loss of $19.3 million, which was partially offset by the following non-cash charges: change in fair value of preferred stock tranche liability of $4.9 million, non-cash research and development license expense of $2.8 million (primarily associated with our Harvard/ Broad License Agreement and Broad License Agreement), change in fair value of antidilution rights and success payment liabilities of $1.1 million, stock-based compensation of $0.4 million and a net increase in our operating assets and liabilities of $2.7 million.

Investing activities

For the year ended December 31, 2021, net cash used in investing activities was $239.1 million, consisting of purchases of marketable securities of $371.5 million and purchases of property and equipment of $4.4 million, primarily related to lab equipment, which amounts were offset partially by maturities of marketable securities of $136.8 million.

For the year ended December 31, 2020, net cash used in investing activities was $51.1 million, consisting of purchases of marketable securities of $98.5 million and purchases of property and equipment of $3.4 million, primarily related to lab equipment, which amounts were offset partially by maturities of marketable securities of $50.8 million.

For the year ended December 31, 2019, net cash used in investing activities was $12.8 million, consisting of purchases of marketable securities of $22.0 million and purchases of property and equipment of $1.9 million, primarily related to lab equipment, and which amounts were offset partially by maturities of marketable securities of $11.1 million.

Financing activities

For the year ended December 31, 2021, net cash provided by financing activities was $377.1 million, consisting of the net proceeds from the issuance of Series B Preferred Stock of $93.8 million, net proceeds from the sale of our common stock in our IPO of $285.2 million, proceeds from exercises of stock options of $1.0 million and issuance of shares through our employee stock purchase plan of approximately $0.7 million, offset partially by payment of IPO expenses of $3.6 million.

For the year ended December 31, 2020, net cash provided by financing activities was $92.6 million consisting of the net proceeds from the issuance of Series A Preferred Stock of $29.7 million and net proceeds from the issuance of Series A-2 Preferred Stock of $62.9 million.

For the year ended December 31, 2019, net cash provided by financing activities was $18.0 million consisting primarily of net proceeds from the issuance of Series A Preferred Stock.

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
•
add operational, financial and management information systems;
•
add personnel including personnel to support our product development;
•
acquire or in-license products, intellectual property, medicines and technologies;
•
satisfy any post-marketing requirements, such as a cardiovascular outcomes trial;
•
establish commercial-scale current good manufacturing practices, or cGMP, capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $360.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not have any source of committed external funds. Market volatility could also adversely impact our ability to access capital as and when needed. Additional capital raised through the sale of equity or convertible debt securities, may include liquidation or other preferences. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends and may require the issuance of warrants.

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

Contractual obligations

We lease certain assets under noncancelable operating leases, which expire through 2032. The leases relate primarily to office space and laboratory space. Our aggregate future minimum commitments under these office and laboratory leases were $108.8 million as of December 31, 2021, excluding any related common area maintenance charges or real estate taxes. For additional information regarding these leases, refer to Note 7, Leases, to our consolidated financial statements.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for preclinical research studies and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.

We have also entered into license agreements under which we may be obligated to make certain payments. For example, in November 2021, we paid success payments of approximately $6.3 million to Broad and Harvard that were triggered under the Harvard/Broad License Agreement. If additional success payments are triggered, we would be obligated to pay Broad and Harvard up to an additional $25.0 million under the Harvard/Broad License Agreement. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. Such payment obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known. For additional information about our license agreements and amounts that could become payable in the future under such agreements, see “Business—License and collaboration agreements” and Note 8, License agreements, to our consolidated financial statements.

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

We may remain classified as an EGC until the end of the fiscal year until December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act,, although we will cease to be a smaller reporting company in connection with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2022. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

While our significant accounting policies are described in more detail in Note 2, Summary of significant accounting policies, to our consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements:

•
accrued research and development expenses;
•
stock-based compensation and common stock valuation; and
•
fair value measurements.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate certain accrued research and development expenses. This process involves estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include those related to fees paid to:

•
vendors in connection with discovery and preclinical development activities;
•
CROs in connection with preclinical studies and testing; and
•
CMOs in connection with the process development and scale up activities and the production of materials.

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs and CMOs that conduct services and supply materials. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. While the majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; some require advance payments. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. We record these as prepaid expenses on our consolidated balance sheet.

Stock-based compensation

We measure stock options and other stock-based awards granted to employees, directors, consultants or founders based upon their fair value on the date of the grant and recognize stock-based compensation expense over the requisite service period, which is generally the vesting period of the respective award. We recognize forfeitures as they occur.

The stock-based compensation awards are subject to either service or performance-based vesting conditions. We apply the straight-line method of expense recognition to all awards with service-based vesting and recognize stock-based compensation for performance awards based on grant date fair value over the service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses inputs such as the fair value of our common stock, assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-fee interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. The fair value of our common stock is used to determine the fair value of restricted stock awards.

Prior to our IPO in June 2021, there was no public market for our common stock. As a result, prior to our IPO, the estimated fair value of our common stock was determined by our board of directors as of the date of each option grant, with input from management, considering our most recently available third-party valuations of common stock and our board of directors' assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of grant. Following our IPO, the fair value of our common stock is determined based on the quoted market price of our common stock.

Fair value measurements

Antidilution rights liability

The antidilution rights liability represents the obligation to issue additional shares of common stock to Harvard and Broad following the completion of preferred stock financings and upon the closing of our IPO. These antidilution rights are accounted for under ASC 815, Derivatives and Hedging, and were initially recorded at fair value with a corresponding charge to research and development expense. Any subsequent changes in fair value are recognized in other income (expense) in the statement of operations at each reporting period. The antidilution rights liability was valued using (i) a probability-weighted present value model that considered the probability of meeting the defined aggregate level of preferred stock financing, as well as the fair value of our common stock and (ii) a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the fair value of our common stock.

The antidilution rights liability was partially satisfied in 2019 and 2020 and was satisfied in full upon the issuance of an aggregate of an additional 878,098 shares of common stock upon the closing of our IPO in June 2021.

Success payments liability

We are required to make success payments to Harvard and Broad in the event our average market capitalization, since the filing of our first Quarterly Report on Form 10-Q, exceeds specified thresholds ascending from a high nine digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay in cash within a specified period following such event. Otherwise, the payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The success payments are accounted for under ASC 815, Derivatives and Hedging, and were initially recorded at fair value with a corresponding charge to research and development expense. Any subsequent changes in fair value are recognized in other income (expense) in the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the success payment obligation. To determine the estimated fair value of the success payments, we used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of our common stock.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” in the accompanying notes to our consolidated financial statements included at the end of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash and equivalents of $64.3 million, which consisted of standard checking accounts and money market account funds that invest primarily in the U.S. government-backed securities and treasuries. In addition, as of December 31, 2021, we had marketable securities of $296.1 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Foreign currency exchange risk

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

We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

The financial statements required pursuant to Item 8 are incorporated by reference herein from the applicable information included in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this annual report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics, or Code, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at investors.vervetx.com. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements.

The financial statements of Verve Therapeutics, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm (PCAOB ID: 42), are included in this Annual Report on Form 10-K beginning on page F-1.

2. Financial Statement Schedules.

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant, effective as of June 21, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-40489, filed June 21, 2021)

3.2

Amended and Restated Bylaws of the Registrant, effective as of June 21, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, File No. 001-40489, filed June 21, 2021)

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 333-256608, filed May 28,2021)

4.2

Second Amended and Restated Investors’ Rights Agreement, dated as of January 14, 2021, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

4.3*	Description of Securities Registered under Section 12 of the Exchange Act
10.1#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)
10.2#

Form of Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.3#	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)
10.4*#	Form of Stock Option Agreement under the 2021 Stock Incentive Plan
10.5*#	Form of Restricted Stock Unit Agreement under the 2021 Stock Incentive Plan
10.6#

Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.7*	Summary of Non-Employee Director Compensation Program
10.8 †

Collaboration and License Agreement, dated as of April 3, 2019, by and between the Registrant and Beam Therapeutics Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.9 †

Amended and Restated Development and Option Agreement, dated as of October 6, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.10 †

Non-Exclusive License Agreement, dated as of October 14, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.11 †

Cas9 License Agreement, dated as of March 15, 2019, by and among the Registrant, The President and Fellows of Harvard College and The Broad Institute, Inc., as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.12

Sublease, dated as of April 13, 2020, by and between the Registrant and Foghorn Therapeutics Inc., as amended (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.13

Lease, dated as of August 19, 2021, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 10, 2021)

10.14*	First Amendment to Lease, dated as of January 4, 2022, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC
10.15#

Form of indemnification agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.16#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Sekar Kathiresan, M.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.17#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Ashe, J.D. (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.18#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Bellinger, M.D., Ph.D. (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.19*#	Employment Agreement, dated as of November 26, 2021, between the Registrant and Allison Dorval
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: March 14, 2022	By:	/s/ Sekar Kathiresan
Sekar Kathiresan
Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sekar Kathiresan	Chief Executive Officer	March 14, 2022
Sekar Kathiresan	(Principal Executive Officer)

/s/ Allison Dorval	Chief Financial Officer	March 14, 2022
Allison Dorval	(Principal Financial Officer and Principal Accounting Officer)

/s/ Burt Adelman	Director	March 14, 2022
Burt Adelman

/s/ John Evans	Director	March 14, 2022
John Evans

/s/ Michael MacLean	Director	March 14, 2022
Michael MacLean

/s/ Sheila Mikhail	Director	March 14, 2022
Sheila Mikhail

/s/ Krishna Yeshwant	Director	March 14, 2022
Krishna Yeshwant

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verve Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verve Therapeutics, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 14, 2022

Verve Therapeutics, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$64,330	$8,993
Marketable securities	296,112	63,119
Prepaid expenses and other current assets	6,686	1,854
Total current assets	367,128	73,966
Property and equipment, net	7,224	3,984
Restricted cash	5,237	463
Operating lease right-of-use assets	1,839	—
Other long term assets	2,696	—
Total assets	$384,124	$78,413
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,077	$36
Accrued expenses	12,992	7,189
Operating lease obligations, current portion	1,955	—
Deferred rent, current portion	—	90
Total current liabilities	22,024	7,315
Deferred rent, net of current portion	—	125
Success payment liability	4,371	2,806
Antidilution rights liability	—	6,916
Other long term liabilities	377	—
Total liabilities	26,772	17,162
Commitments and contingencies (See Notes 7 and 8)
Convertible preferred stock (See Note 10)	—	125,160
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 and 255,000,000 shares authorized at December 31, 2021 and 2020, respectively, 48,511,735 and 3,123,424 shares issued at December 31, 2021 and 2020, respectively; 48,511,735 and 2,585,789 shares outstanding at December 31, 2021 and 2020, respectively	49	3
Additional paid-in capital	544,381	2,616
Accumulated other comprehensive (loss) income	(228)	8
Accumulated deficit	(186,850)	(66,536)
Total stockholders’ equity (deficit)	357,352	(63,909)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$384,124	$78,413

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Operating expenses:
Research and development	$68,202	$35,371	$11,144
General and administrative	18,865	5,256	2,498
Total operating expenses	87,067	40,627	13,642
Loss from operations	(87,067)	(40,627)	(13,642)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	2,507	(4,883)
Change in fair value of antidilution rights liability	(25,574)	(5,359)	(982)
Change in fair value of success payment liability	(7,815)	(2,387)	(68)
Interest and other income, net	142	162	278
Total other expense, net	(33,247)	(5,077)	(5,655)
Net loss	$(120,314)	$(45,704)	$(19,297)
Net loss per common share attributable to common stockholders, basic and diluted	$(4.48)	$(20.31)	$(15.11)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	26,872,036	2,250,093	1,277,156
Comprehensive Loss:
Net loss	$(120,314)	$(45,704)	$(19,297)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(236)	(1)	9
Comprehensive loss	$(120,550)	$(45,705)	$(19,288)

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock		Additional	Accumulated other		Total
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ equity (deficit)
Balance at December 31, 2018	19,565,217	6,905	537,635	—	51	—	(1,535)	(1,484)
Issuance of Series A convertible preferred stock, net of issuance costs of $10 and tranche right liability of $84	30,183,947	17,956	—	—	—	—	—	—
Issuance of Series A Preferred Stock in payment of licensing fee	1,672,240	619	—	—	—	—	—	—
Issuance of common stock to licensor institutions	—	—	673,562	1	747	—	—	748
Vesting of restricted common stock	—	—	643,241	1	—	—	—	1
Repayment of shareholder loan	—	—	—	—	24	—	—	24
Unrealized gain on available-for-sale securities	—	—	—	—	—	9	—	9
Stock-based compensation	—	—	—	—	446	—	—	446
Net loss	—	—	—	—	—	—	(19,297)	(19,297)
Balance at December 31, 2019	51,421,404	$25,480	1,854,438	$2	$1,268	$9	$(20,832)	$(19,553)
Issuance of Series A convertible preferred stock and settlement of tranche right liability of $7.0 million, net of issuance costs of $22	49,749,167	36,792	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance costs of $112	78,348,461	62,888	—	—	—	—	—	—
Additional issuances of common stock to licensor institutions	—	—	187,867	—	487	—	—	487
Vesting of restricted common stock	—	—	537,635	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	850	—	—	850
Exercise of stock options	—	—	5,849	—	11	—	—	11
Net loss	—	—	—	—	—	—	(45,704)	(45,704)
Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(256,682,054)	(218,919)	27,720,923	28	218,891	—	—	218,919
Issuance of common stock from initial public offering, net of issuance costs of $25,098	—	—	16,141,157	16	281,568	—	—	281,584
Issuance of common stock to licensor institutions	—	—	878,098	1	32,489	—	—	32,490
Vesting of restricted common stock	—	—	537,633	—	—	—	—	—
Exercise of stock options	—	—	599,838	1	965	—	—	966
Purchase of common stock under ESPP	—	—	48,297	—	780	—	—	780
Unrealized loss on available-for-sale securities	—	—	—	—	—	(236)	—	(236)
Stock-based compensation	—	—	—	—	7,072	—	—	7,072
Net loss	—	—	—	—	—	—	(120,314)	(120,314)

Balance at December 31, 2021	—	$—	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(120,314)	$(45,704)	$(19,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,535	1,328	106
Non-cash research and development license expense	—	—	2,781
Non-cash lease expense	1,842	—	—
Amortization of premium on marketable securities	1,508	380	(72)
Stock-based compensation	7,072	850	446
Change in fair value of preferred stock tranche liabilities	—	(2,507)	4,883
Change in fair value of antidilution rights	25,574	5,359	982
Change in fair value of success payments liabilities	7,815	2,387	68
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,528)	(1,582)	(182)
Accounts payable	6,829	(1,898)	1,735
Accrued expenses and other liabilities	5,977	6,071	945
Success payment liability	(6,250)	—	—
Operating lease liabilities	(1,940)	—	—
Deferred rent liability	—	51	163
Net cash used in operating activities	(77,880)	(35,265)	(7,442)
Cash flows from investing activities:
Purchases of property and equipment	(4,359)	(3,424)	(1,857)
Purchases of marketable securities	(371,494)	(98,484)	(22,001)
Maturities of marketable securities	136,755	50,781	11,100
Net cash used in investing activities	(239,098)	(51,127)	(12,758)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock, net	93,759	92,616	18,040
Proceeds from initial public offering, net of underwriting discount	285,214	—	—
Shareholder loan given	—	—	(110)
Payment of initial public offering costs	(3,630)	—	—
Proceeds from exercise of stock options	966	11	—
Payments received on shareholder loan	—	—	24
Proceeds from purchase of shares through employee stock purchase plan	780	—	—
Net cash provided by financing activities	377,089	92,627	17,954
Increase (decrease) in cash, cash equivalents and restricted cash	60,111	6,235	(2,246)
Cash, cash equivalents and restricted cash—beginning of period	9,456	3,221	5,467
Cash, cash equivalents and restricted cash—end of period	$69,567	$9,456	$3,221
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$503	$86	$556
Issuance of preferred stock tranche liability	$—	$—	$84
Settlement of tranche right liability	$—	$7,064	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$218,919	$—	$—
Settlement of derivative liability by issuing common stock	$32,490	$487	$135
Right-of-use assets obtained in exchange for new operating lease liabilities	$809	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Notes to consolidated financial statements

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

On June 21, 2021, the Company completed its initial public offering, or IPO, in which the Company issued and sold 16,141,157 shares of its common stock, including 2,105,368 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $306.7 million. The Company received approximately $281.6 million in net proceeds after deducting underwriting discounts and offering expenses payable by the Company. In connection with the IPO, all outstanding shares of convertible preferred stock converted into 27,720,923 shares of the Company’s common stock.

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

Basis of presentation and liquidity

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company has incurred losses since its inception, including losses of $120.3 million, $45.7 million and $19.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had an accumulated deficit of $186.9 million. To date, the Company has funded its operations primarily through equity offerings. Through December 31, 2021, the Company had raised an aggregate $523.2 million in gross proceeds from the sales of its preferred stock in private placements and common stock in its IPO. The Company expects to generate operating losses and negative operating cash flows for the foreseeable future.

The Company expects that its cash, cash equivalents and marketable securities as of December 31, 2021 will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

2. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Verve and its wholly owned subsidiary, Verve Securities Corporation. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair values of common stock (prior to completion of the IPO), convertible preferred stock, preferred stock tranche liability, stock-based compensation, and the liabilities for antidilution rights and success payments. Actual results could differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents consist of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which is substantially equivalent to fair value.

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$64,330	$8,993
Restricted cash	5,237	463
Total cash, cash equivalents and restricted cash	$69,567	$9,456

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are maintained by the Company’s investment managers and consist of U.S. treasury bills and U.S agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2021 and 2020.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents and restricted cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

Deferred offering costs

The Company capitalized incremental legal, professional accounting and other third-party fees that were directly associated with the IPO as other non-current assets until the IPO was consummated. After consummation of the IPO, these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in-capital generated as a result of the offering.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, contract research organizations, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. The Company has not incurred any material costs as a result of such indemnifications and is not currently aware of any indemnification claims.

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the assets or liability and are developed based on the best information available in the circumstances. ASC 820 identifies fair value as the price that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tiered value hierarchy that distinguishes between the following:

Level 1—Quoted market prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 inputs that are either directly or indirectly observable, such as quoted market prices, interest rates and yield curves.

Level 3—Unobservable inputs for the asset or liability (i.e. supported by little or no market activity). Level 3 inputs include management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgement. Accordingly, the degree of judgement exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2021, 2020 and 2019. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2021 and 2020.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset category	Estimated useful life
Computer equipment and software	3 years
Office furniture	4 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

The Company evaluates its long-lived assets, which consist primarily of property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2021, 2020 and 2019.

Freestanding financial instruments and derivatives

The Company has identified the following financial instruments, which are recorded as liabilities in the balance sheet and separately accounted for at fair value.

Preferred Stock Tranche Liabilities—The Company has determined that its obligation to issue, and the Company’s investors’ right to purchase, additional shares of convertible Series A Preferred Stock (“Series A Preferred”) pursuant to subsequent closings represent a freestanding financial instrument. The freestanding preferred stock tranche liability (the “tranche liability”) was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the statement of operations and comprehensive loss. The tranche liabilities were remeasured at each reporting period and upon the exercise or expiration of the obligation. As of December 31, 2020, all Series A Preferred closings occurred, and all preferred stock tranche liabilities have been settled. Refer to Note 9, Preferred Stock tranche liability, for additional discussion.

Pursuant to license agreements with (i) the President and Fellows of Harvard College (“Harvard”) and The Broad Institute, Inc. (“Broad”) (“Harvard/Broad License Agreement”) and (ii) Broad (“Broad License Agreement”) (see Note 8, License agreements), the following financial instruments were issued by the Company.

Antidilution Rights—The antidilution rights represent the obligation to issue additional shares of common stock to Harvard and Broad following the completion of additional financings, including the Company’s initial public offering. These antidilution rights were accounted for under ASC 815, Derivatives and Hedging ("ASC 815"), and were initially recorded at fair value with a corresponding charge to research and development expense. The liability was remeasured at each reporting period, with changes in fair value recognized in other income (expense) in the statement of operations and comprehensive loss while this instrument was outstanding. The obligation was satisfied in full upon the issuance of an aggregate of an additional 878,098 shares of common stock upon the closing of the Company's IPO in June 2021. Refer to Note 5, Fair value of financial instruments, for additional discussion.

Success Payments—The Company is obligated to pay to Harvard and Broad tiered success payments in the event the Company’s average market capitalization exceeds specified thresholds ascending from a high nine digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control of the Company or a sale of the Company, the Company is required to pay in cash within a specified period following such event. Otherwise, the payments may be settled at the Company’s option in either cash or shares of the Company’s common stock. The success payments are accounted for under ASC 815 and were initially recorded at fair value with a corresponding charge to research and development expense. The liability is remeasured at each reporting period with all changes in value recognized in other income (expense) in the statement of operations and other comprehensive loss. During the year ended December 31, 2021, certain success payment obligations were triggered, and amounts paid to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the remaining success payment obligation. Refer to Note 5, Fair value of financial instruments, for additional discussion.

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, third-party license fees related to technology with no alternative future use, laboratory supplies, depreciation, manufacturing expenses, preclinical expenses, consulting and other contracted services. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development.

Stock-based compensation

The Company’s stock-based compensation program allows for grants of stock options and restricted stock awards. Grants are awarded to employees and non-employees, including directors.

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (‘‘ASC 718’’). ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model (‘‘Black-Scholes’’) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock awards.

The Company’s stock-based compensation awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized over the implied service period when achievement of the performance-based milestones is deemed probable. The Company uses judgement to determine whether and, if so, how many awards are deemed probable of vesting at each reporting period.

The estimation of fair value for stock-based compensation requires management to make estimates and judgments about, among other things, the estimated life of options and volatility of the Company’s common stock. The judgments directly affect the amount of compensation expense that will be recognized.

Prior to the Company's IPO in June 2021, there was no public market for its common stock. As a result, prior to the IPO, the estimated fair value of the Company's common stock was determined by its board of directors as of the date of each option grant, with input from management, considering the Company's most recently available third-party valuations of common stock and its board of directors' assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of grant. Following the Company's IPO, the fair value of its common stock is determined based on the closing price of the Company's common stock as reported on the Nasdaq Global Select Market.

Rent expense

The Company’s real estate operating leases provide for scheduled annual rent increases throughout the lease term. The Company recognizes the effects of the scheduled rent increases on a straight-line basis over the full term of the lease. Prior to the adoption of ASU 2016-02, Leases, or ASC 842, tenant improvement allowances, if any, provided by the landlord are recorded as deferred rent and amortized as reduction to rent expense over the lease term. Subsequent to the adoption of ASC 842, tenant improvement allowances, if any, provided by a landlord are recorded as a reduction of the right-of-use, or ROU, asset related to that lease.

Income taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements and tax returns. Deferred tax assets and liabilities are determined based upon the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for loss and credit carryforwards, using enacted tax rates expected to be in effect in the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that these assets may not be realized. The Company determines whether it is more likely than not that a tax position will be sustained upon examination. If it is not more likely than not that a position will be sustained, none of the benefit attributable to the position is recognized. The tax benefit to be recognized for any tax position that meets the more-likely-than-not recognition threshold is calculated as the largest amount that is more than 50% likely of being realized upon resolution of the contingency. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, the Company’s only element of other comprehensive income (loss) was unrealized gains (losses) on marketable securities.

Net loss per share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019.

Segment and geographic information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. The CODM is the Company’s Chief Executive Officer. The Company views its operations as and manages its business in one operating segment operating exclusively in the United States.

Subsequent events

The Company performs an evaluation of all subsequent events after the balance sheet date through the date of issuance of the consolidated financial statements to ensure appropriate disclosure of events both recognized in the consolidated financial statements and events which occurred subsequently but were not recognized in the consolidated financial statements.

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

The Company’s operating leases are presented in the consolidated balance sheet as operating lease right-of-use assets, classified as noncurrent assets, and operating lease liabilities, classified as current and noncurrent liabilities. Operating lease expense is recognized on a straight-line basis over the lease term. Variable costs associated with a lease, such as maintenance and utilities, are not included in the measurement of the lease liabilities and right-of-use assets but rather are expensed when the events determining the amount of variable consideration to be paid have occurred.

Recently issued accounting pronouncements

The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company ("EGC") to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. As an EGC, the Company has elected to take advantage of this extended transition period for certain new accounting standards.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

3. Marketable securities

Marketable securities by security type consisted of the following:

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$277,559	$—	$(218)	$277,341
U.S. agency securities	18,781	—	(10)	18,771
Total	$296,340	$—	$(228)	$296,112

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$32,221	$3	$—	$32,224
U.S. agency securities	30,890	5	—	30,895
Total	$63,111	$8	$—	$63,119

The remaining contractual maturities of all marketable securities were less than one year as of December 31, 2021 and 2020.

4. Property and equipment, net

Property and equipment, net, consist of the following:

	December 31,
(in thousands)	2021	2020
Lab equipment	8,567	$3,937
Leasehold improvements	266	259
Furniture and fixtures	566	481
Computer equipment	158	105
Total property and equipment	9,557	4,782
Less accumulated depreciation	(2,333)	(798)
Property and equipment, net	$7,224	$3,984

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $1.5 million, $1.3 million and $0.1 million, respectively.

5. fair value of financial instruments

The Company’s financial instruments consist of money market funds, marketable securities, the preferred stock tranche liability, the antidilution right liability, and success payment liability pursuant to the Harvard/ Broad License Agreement and the Broad License Agreement. The preferred stock tranche liability was fully settled in the year ended December 31, 2020, and the antidilution right liability was fully settled in the year ended December 31, 2021. The liabilities are carried at fair value. The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of December 31, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,127	$58,127	$—	$—
Marketable securities:
U.S. treasury bills and notes	277,341	—	277,341	—
U.S. agency securities	18,771	—	18,771	—
Total assets	$354,239	$58,127	$296,112	$—
Liabilities
Success payment liability	4,371	—	—	4,371
Total liabilities	$4,371	$—	$—	$4,371

	As of December 31, 2020
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$6,724	$6,724	$—	$—
Marketable securities:
U.S. treasury bills and notes	32,224	—	32,224	—
U.S. agency securities	30,895	—	30,895	—
Total assets	$69,843	$6,724	$63,119	$—
Liabilities
Success payment liability	$2,806	$—	$—	$2,806
Antidilution rights liability	6,916	—	—	6,916
Total liabilities	$9,722	$—	$—	$9,722

Cash Equivalents—Cash equivalents of $58.1 million and $6.7 million as of December 31, 2021 and 2020, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Preferred Stock Tranche Liability—The preferred stock tranche liability is stated at fair value and is considered Level 3 within the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market. The tranche liability was valued using a probability-adjusted scenario-based method that considered the probability of triggering the tranche rights through achievement of certain non-scientific and scientific milestones as well as the purchase price of Series A preferred stock. Subsequent Series A Preferred Stock closings occurred in both 2019 and 2020 and the preferred stock tranche liability was fully settled as of December 31, 2020 (refer to Note 9, Preferred stock tranche liability). Prior to settlement, the Company remeasured the liability with a corresponding increase of $2.5 million to other expense for the year ended December 31, 2020.

Antidilution Rights Liability— The antidilution rights liability represents the obligation to issue additional shares of common stock to Harvard and Broad following the completion of (1) a defined aggregate level of preferred stock financing and (2) either a sale of the Company’s preferred stock, an initial public offering, or a company sale meeting a certain value threshold. The antidilution rights liability was stated at fair value and was considered Level 3 in the fair value hierarchy because its fair value measurement was based, in part, on significant inputs not observed in the market. The antidilution rights liability related to meeting a defined aggregate level of preferred stock financing was valued using a probability-weighted present value model that considered the probability of meeting the defined aggregate level of preferred stock financing, as well as the fair value of the Company’s common stock. The antidilution rights liability related to the achievement of a specified valuation through either a sale of the Company’s preferred stock, an initial public offering, or a company sale was valued using a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the fair value of the Company’s common stock.

At issuance in 2019, the estimated fair value of the antidilution rights liability was $1.2 million, which was recorded as research and development expense. The Company remeasured the liability at fair value with corresponding charges of $5.4 million and $1.0 million recorded to other expense for the years ended December 31, 2020 and 2019, respectively. The antidilution rights associated with the Company achieving a defined aggregate level of preferred stock financing were partially satisfied in 2019 and fully satisfied in 2020, which settlement amounts totaled $0.1 million and $0.5 million, respectively, and which amounts were settled through issuances of 121,411 and 187,867 shares of the Company common stock, respectively.

In June 2021, upon completion of its IPO, the Company settled the antidilution rights liability in full through the issuance of 878,098 shares of the Company's common stock for a settlement amount of $32.5 million. Prior to settlement, the Company remeasured the liability with a corresponding increase of $25.6 million to other expense for the year ended December 31, 2021.

Success Payment Liability— The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a high nine-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million (after termination of the Broad License Agreement).

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

The Company remeasured the liability at fair value with increases of $7.8 million, $2.4 million and $0.1 million recorded to other expense for the years ended December 31, 2021, 2020 and 2019, respectively.

In September 2021, multiple success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing (i) the success payments liability and (ii) the antidilution rights liability associated with the Company’s realization of a certain valuation threshold through either a sale of the Company’s preferred stock, an initial public offering, or a company sale at December 31, 2021 (only applicable to success payments liability), 2020 and 2019, were as follows:

	At December 31, 2021	At December 31, 2020	At December 31, 2019
Fair value of common stock (per share)	$36.87	$8.24	$2.59
Equity volatility	77%	105%	100%
Cumulative probability of triggering event	n/a	70%	11%
Expected term (in years)	n/a	0.50	2.89

At December 31, 2020 and 2019, the fair value of the Company's common stock was determined by management with the assistance of an independent third-party valuation specialist using methods consistent with the AICPA Valuation Guide. The computation of equity volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the timing and probability of future events in the calculation of liabilities. The Company also estimated the likelihood that it would maintain both the Harvard/Broad License Agreement and the Broad License Agreement based on its on-going research efforts. The Company applied a 90% probability of termination of the Broad License Agreement at December 31, 2020.

In February 2021, the Company provided written notice to Broad of its election to terminate the Broad License Agreement, which termination became effective in June 2021.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs were as follows:

(in thousands)	Preferred stock tranche liability	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2019	$9,571	$2,044	$419	$12,034
Issuance of Series A Preferred	(7,064)	—	—	(7,064)
Issuance of common stock	—	(487)	—	(487)
Changes in fair value	(2,507)	5,359	2,387	5,239
Balance at December 31, 2020	—	6,916	2,806	9,722
Issuance of common stock	—	(32,490)	—	(32,490)
Success payment liability earned and paid	—	—	(6,250)	(6,250)
Change in fair value	—	25,574	7,815	33,389
Balance at December 31, 2021	$—	$—	$4,371	$4,371

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2021	2020
Employee compensation and related benefits	$6,050	$1,636
Accrued external research and development expenses	5,041	4,827
Professional fees	1,109	303
Other	792	423
Total	$12,992	$7,189

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Cambridge, Massachusetts. In March 2020, the Company entered into an operating lease agreement for 16,843 square feet of space located at 500 Technology Square, Cambridge, Massachusetts (the “Cambridge Lease”), with the Company acting as subtenant. The term of the Cambridge Lease commenced in August 2020 and is scheduled to expire two years from the commencement date. The lease provides for annual rent escalations. The Company pays for its proportionate share of building operating costs such as maintenance, utilities, and insurance. In June 2020, the Company entered into the First Amendment to the Cambridge Lease adding 2,980 square feet of additional space. In January 2021, the Company entered into the Second Amendment to the Cambridge Lease adding 2,980 square feet of additional space at a commensurate rent increase which was treated as a new contract. In July, 2021, the Company entered into an amendment for its office space at 500 Technology Square and corresponding parking lot to extend the lease term through November 30, 2022. The renewal operates under the same terms and conditions as the original lease. As a result of the renewal, the right-of-use asset and lease liability were remeasured at the present value of the lease payments not yet paid, discounted by the incremental borrowing rate (IBR) at the remeasurement date. This resulted in a net increase to the lease liability and right-of-use asset of $0.8 million. There was no impact on the consolidated statement of operations and comprehensive loss or the consolidated statement of cash flows as a result of the lease renewal.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. The embedded leases are considered short term leases, as the contractual terms are twelve months or less. Accordingly, no lease liability or right of use asset has been recorded, and the Company has recognized $2.3 million of short term lease costs associated with the embedded leases during the year ended December 31, 2021.

The components of operating lease cost were as follows:

(in thousands)	December 31, 2021
Operating lease costs	$1,923
Variable lease costs	747
Short term lease costs	2,278
Total	$4,948

Supplemental cash flow information related to operating leases was as follows:

(in thousands)	December 31, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$2,021

As of December 31, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 1.57% over a weighted-average remaining lease term of 0.9 years.

On August 19, 2021, the Company entered into a lease agreement with ARE-MA Region No. 87 Tenant, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 104,933 square feet of office and laboratory space located at 201 Brookline Avenue, Boston, Massachusetts (the “Boston Lease”), further amended in January 2022 to include an additional 211 square feet, for a total of 105,144 square feet. The Boston Lease premises have not been made available to the Company as of December 31, 2021 and is therefore excluded from the table below, as the Lease has not commenced.

The term of the Lease will commence on the earlier of (1) the date the Landlord delivers the premises under the Boston Lease to the Company, which the parties expect to be on or prior to August 1, 2022, or (2) the date the Landlord could have delivered the premises but for any delays attributable to the Company (the “Commencement Date”). The Company’s obligation for the payment of base rent for the Boston Lease begins 90 days after the Commencement Date (the “Rent Commencement Date”) and will initially be $0.8 million per month, which will increase by approximately 3% per annum. The Boston Lease has a term of 10 years, measured from the Rent Commencement Date. The Company has the option to extend the term of the Lease for a period of an additional five years. Under the terms of the Lease, the Landlord has agreed to make up to $21.0 million in certain tenant improvements to the premises to suit the Company’s use (the “Tenant Improvement Allowance”), which amount is included in the base rent set forth in the Boston Lease. In addition to the Tenant Improvement Allowance, the Company may receive up to $5.2 million for additional improvements to the premises, which amount is subject to an 8% annual interest charge and may be paid in equal monthly installments.

In connection with its entry into the Boston Lease and as a security deposit, the Company has provided the Landlord a letter of credit in the amount of approximately $4.8 million, which may be reduced to approximately $3.5 million on the expiration of the 36-month anniversary of the Rent Commencement Date so long as there are, and have been, no defaults by the Company under the terms of the Boston Lease. The Company also paid a deposit in the amount of $0.8 million, which is equal to the first month of base rent.

The Landlord has the right to terminate the Boston Lease upon customary events of default. The Company may also terminate the Boston Lease if the premises are not ready for occupancy within a specified time period after August 1, 2022.

The Boston Lease requires the Landlord to perform a scope of work to build-out the base building prior to the construction of the premises. The Company concluded the accounting commencement date will occur when the Landlord completes the build-out of the base building and control passes to the Company. The Company will assess the classification of the Boston Lease at the accounting commencement date, measure the right-of-use asset and lease liability. Payments made by the Company prior to commencement will be treated as prepaid rent which will increase the right-of-use asset. As of December 31, 2021, the Company has incurred $1.5 million related to the build out of the lease space prior to the Commencement Date.

In October 2021, the Company entered into a sublease for 11,931 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and has an initial noncancelable term of twelve months. The Company has the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term, which the Company is not reasonably certain of exercising. Therefore, this sublease is treated as a short term lease. The total fixed lease payments over the sublease term is approximately $1.4 million and the Company is also required to pay its proportional share of operating expenses.

Future minimum commitments under non-cancellable leases as of December 31, 2021 were as follows:

Years ending December 31,	Amount
(in thousands)
2022	$12,951
2023	9,958
2024	10,257
2025	10,565
2026	10,882
Thereafter	54,158
Total lease payments	$108,771
Less: interest	(13)
Present value of operating lease liabilities	$108,758

Accounting under ASC 840

Prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the lease, including any rent-free periods. In addition, the Company recorded deferred rent for certain lease incentives received, which were amortized as a reduction of rent expense over the life of the lease. Rent expense was presented as part of continuing operations in the consolidated statement of operations and comprehensive loss; deferred rent was recorded on the consolidated balance sheet.

Rent expense for the years ended December 31, 2020 and 2019 was $1.3 million and $0.2 million, respectively.

8. License agreements

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

Antidilution Rights—The initial shares of common stock issued to Harvard and Broad are subject to antidilution provisions as further described in Note 5, Fair value of financial instruments. The antidilution rights associated with the Company achieving a defined aggregate level of preferred stock financing were partially satisfied in 2019 and fully satisfied in 2020, which settlement amounts totaled $0.1 million and $0.5 million, respectively, and which amounts were settled through issuances of 121,411 and 187,867 shares of common stock, respectively. The remaining antidilution rights obligation was fully satisfied in June 2021 upon the Company’s IPO. The settlement amount totaled $32.5 million and was settled through issuance of 878,098 shares of the Company's common stock.

Success Payments—The Company is required to make success payments under the license agreements as further described in Note 5, Fair value of financial instruments. For the years ended December 31, 2020 and 2019, no success payments were paid or due. In September 2021, certain success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021.

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for each of the license agreements. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $46.2 million and $108 million in development and sales-based milestones, respectively. If the Company undergoes a change of control during the term of the license agreements, then certain of the milestone payments would be increased by a mid-double-digit percentage. The milestones have not been achieved and no expense has been recorded for these milestones as of December 31, 2021. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales, for each of the license agreements. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

The Company concluded that the assets acquired from Harvard and Broad did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the licenses. As the inputs that were acquired along with the licenses do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As of the date of the license agreements, the assets acquired had no alternative future use and the assets had not reached a stage of technological feasibility. As a result, all share-based and cash payment obligations have been recorded as research and development expense in the statement of operations and comprehensive loss.

At the inception of the license agreements in March 2019, the Company recognized $2.1 million as research and development expense, which includes the non-refundable upfront license fees payable in cash and the fair value of the common stock issued, along with the initial fair values of the antidilution rights liability and success payment liability. As further disclosed in Note 5, the antidilution rights liability and success payment liability are remeasured at fair value each reporting period with subsequent changes recognized in other income (expense).

Verily agreement

In March 2019, the Company and Verily Life Sciences LLC (“Verily”) entered into a collaboration agreement. Pursuant to the agreement, the Company and Verily intend to collaborate to utilize Verily’s nanoparticle platform to screen, develop and characterize improved nanoparticles for the delivery of the Company’s gene editing tools to enable development and commercialization of nanoparticle-based drug products. As part of the agreement, Verily granted the Company an exclusive, perpetual, worldwide, sublicensable, fully paid right and license to Verily’s solely owned and developed intellectual property to research, develop, make, offer for sale, sell and import products targeting the Company’s gene targets for the treatment or prevention of atherosclerotic cardiovascular disease. The term of the agreement continues until the earlier of (i) completion of all activities related to the collaboration or (ii) the three-year anniversary of the agreement date, unless terminated earlier. At any time during the term, the Company has the right to terminate the agreement in its entirety for any reason by delivering a 90-day termination notice to Verily.

As partial consideration for the license rights granted by Verily, at inception of the arrangement, the Company paid a one-time, nonrefundable fee through the issuance of 1,672,240 shares of Series A Preferred with a fair value of $0.6 million. To the extent achieved, the Company was obligated to make one-time payments to Verily of up to $5.5 million in development-based milestones. The Company paid a milestone payment of $1.0 million in 2020 related to a study in wild type mice that demonstrated a certain gene editing percentage level. In addition, as consideration for Verily’s activities under the agreement, the Company was obligated to pay a $0.3 million quarterly development payment for a period of ten quarters.

The Company concluded the assets acquired from Verily did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the licenses. As the inputs that were acquired along with the licenses do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As of the date of the collaboration agreement, the assets acquired had no alternative future use and the assets had not reached a stage of technological feasibility. As a result, at the inception of the agreement in 2019, the Company recognized $0.6 million as research and development expense, which includes the one-time, nonrefundable license fee settled through issuing 1,672,240 shares of Series A Preferred. In addition, the Company recognized $0.8 million in quarterly development payments to Verily as research and development expense in 2019. In 2020, the Company recognized the milestone payment of $1.0 million described above as research and development expense upon achievement of the related development-based milestone. Further, the Company recognized $0.5 million in quarterly development payments to Verily as research and development expense in 2020.

The Company elected to terminate the agreement with Verily effective June 26, 2020 and has no outstanding amounts due or payable to Verily as of December 31, 2021 and 2020.

Beam license agreement

In April 2019, the Company and Beam Therapeutics, Inc. (“Beam”) entered into a collaboration and license agreement. Pursuant to the agreement, the Company received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, gene editing, and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, or Cas12b technology, in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases. In addition, the Company granted Beam an exclusive, worldwide, sublicensable license under certain of its delivery technology to develop, manufacture, sell and import product candidates and products, except for base editor products licensed to Verve.

Both parties may conduct certain activities in accordance with an agreed-upon research and/or development plan. Following the final dosing of a patient in a Phase 1 clinical trial of a given licensed product, Beam has the right to opt in to share 33% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share profits and expenses of commercializing such licensed product in the United States on a 50/50 basis. If Beam exercises its opt-in right for a given licensed product, which we refer to following such opt-in as a collaboration product, it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. The term of the agreement continues until the last to expire of any royalty term for any product. The Company has the right to terminate the agreement as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Beam, provided that Beam has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired.

The Company is responsible for all costs and expenses incurred in the conduct of activities under the research plan, any development plan and any costs and expenses for the development of a licensed product for which Beam has not elected to opt-in.

As partial consideration for the license rights granted by Beam, the Company paid a one-time, nonrefundable fee through issuing 276,075 shares of its common stock with a fair value of $0.3 million. To the extent achieved, for each licensed product, the Company is also obligated to pay up to $11.3 million in development and regulatory-based milestones and $15.0 million in sales-based milestones. To the extent there are sales of a licensed product, the Company is required to pay low-to-mid single digit royalties on net sales. To the extent achieved, for each collaboration product outside of the United States, the Company is obligated to pay up to $5.6 million in development and regulatory-based milestones and $7.5 million in sales-based milestones. To the extent there are ex-U.S. sales of a collaboration product, the Company is required to pay low-to-mid single digit royalties on net sales. The milestones have not been achieved and no expense has been recorded for these milestones as of December 31, 2021.

The parties have also promised that in further consideration for the licenses granted under the parties’ respective delivery technologies, each party will pay to the other party development-based milestone payments up to $6.0 million for each delivery technology product of such paying party to achieve the corresponding milestone event. The triggering of these milestone payments was not considered probable as of the transaction date, and no expense has been recorded for these milestones as of December 31, 2021. To the extent there are sales of a delivery technology product, each party will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party; provided, however, that such royalty payments will not apply to net sales of the collaboration products or licensed products. The Company concluded the receipt of any milestone or royalty payments under the agreement was not probable as of December 31, 2021.

The Company further concluded the assets acquired from Beam did not meet the accounting definition of a business as inputs, but no processes or outputs were acquired with the licenses. As the inputs that were acquired along with the licenses do not constitute a “business,” the transaction has been accounted for as an asset acquisition. As of the date of the license agreement, the assets acquired had no alternative future use and the assets had not reached a stage of technological feasibility. As a result, at the inception of the agreement in 2019, the Company recognized $0.3 million as research and development expense, which includes the one-time, nonrefundable license fee settled through the issuance of 276,075 shares of common stock.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the year ended December 31, 2021, the Company did not purchase any materials from Beam. For the year ended December 31, 2020, the Company purchased $0.2 million as a charge to research and development expense related to materials purchased from Beam.

For the year ended December 31, 2021, the Company recognized $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam. During the year ended December 31, 2020, the Company recognized $0.3 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. These services commenced during 2020 and the Company recognized research and development expense of $1.0 million and $2.0 million for the years ended December 31, 2021 and 2020, respectively, related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees. In 2020 upon the one-year anniversary of the agreement the Company had exercised one of its options to enter into a non-exclusive license agreement, as further described below.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. The milestones have not been achieved and no expense has been recorded for these milestones as of December 31, 2021.

Third-party license agreements

In October 2021, the Company entered into a license agreement with a third party to obtain a non-exclusive license to certain technology the Company is using for research and development. As consideration for the license and rights granted under the agreement, the Company made a one-time, non-refundable, upfront payment of $0.8 million during the three months ended December 31, 2021. The license agreement provides for specified development milestones relating to the licensed technology and requires the Company to make payments upon achievement of each milestone up to an aggregate amount of $10.0 million.
9. Preferred stock tranche liability

Included in the terms of the Series A Preferred Stock purchase agreement were certain tranche rights whereupon the Company was obligated to issue, and the Series A Preferred investors had the obligation to purchase, additional shares of Series A Preferred Stock, as follows:

•
29,347,825 shares of Series A Preferred Stock at $0.598 per share upon the Company achieving certain scientific and non-scientific milestones ("second tranche"); and
•
49,749,167 shares of Series A Preferred Stock at $0.598 per share upon the Company achieving additional scientific and non-scientific milestones ("third tranche").

The second tranche and third tranche represent freestanding financial instruments accounted for as liabilities under ASC 480, Distinguishing Liabilities From Equity, because these tranche rights (i) embody an obligation to repurchase the Company's equity shares and (ii) may require the Company to settle the obligation by transferring assets. As a result, upon issuance, the respective tranche rights were initially recorded at fair value and subsequently re-measured at fair value in each reporting period (and at settlement, as applicable). Changes in fair value were recognized as a component of other income (expense) in the consolidated statements of operations and comprehensive loss. The second tranche and third tranche were settled in 2019 and 2020, respectively.

Second tranche

In April 2019, the board of directors agreed to amend certain scientific milestones and subsequently determined the second tranche milestones, as modified, were achieved and the Company settled the second tranche by issuing 29,347,825 shares of Series A Preferred Stock at a price of $0.598 per share for gross proceeds of $17.5 million.

Third tranche

In March 2020, the board of directors agreed to waive the final remaining milestones and determined the third tranche milestones, as modified, were achieved. In March 2020, the Company settled the third tranche by issuing 49,749,167 shares of Series A Preferred Stock at a price of $0.598 per share for gross proceeds of $29.8 million.

10. Preferred and common stock

The Company has issued and sold Series A Preferred, Series A-2 Preferred, Series B Preferred and common stock, as follows:

During 2018, the Company issued and sold 19,565,217 shares of Series A Preferred at a price of $0.598 per share for gross proceeds of $11.7 million. The Company incurred issuance costs in connection with these transactions of $0.2 million. These issuances included the tranche rights for the second tranche and third tranche, as previously described in Note 9, Preferred Stock tranche liability.

In March 2019, the Company issued 1,672,240 shares of Series A Preferred in exchange for in-licensing certain technologies from Verily. See Note 8, License agreements.

In August 2019, the Company issued 29,347,825 shares of Series A Preferred at a price of $0.598 per share for gross proceeds of $17.5 million. This issuance represented the settlement of the second tranche. See Note 9, Preferred Stock tranche liability.

In October 2019, the Company issued 836,122 shares of Series A Preferred at a price of $0.598 per share for gross proceeds of $0.5 million. This issuance included tranche rights for the third tranche.

In March 2020, the Company issued 49,749,167 shares of Series A Preferred at a price of $0.598 per share for gross proceeds of $29.8 million. This issuance represented the settlement of the third tranche.

Between April and June 2020, the Company issued 78,348,461 shares of Series A-2 Preferred at a price of $0.8041 per share for gross proceeds of $63.0 million. The Company incurred issuance costs in connection with this transaction of $0.1 million.

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

In June 2021, the Company completed its IPO, pursuant to which the Company issued and sold 16,141,157 shares of its common stock, including 2,105,368 shares pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $306.7 million. The Company received approximately $281.6 million in net proceeds, after deducting underwriting discounts and offering expenses payable by the Company.

Upon the closing of the IPO, all outstanding shares of the Company's preferred stock automatically converted into 27,720,923 shares of the Company's common stock.

In June 2021, the Company issued 878,098 shares of its common stock to Harvard and Broad as final settlement of its antidilution rights obligation.

The holders of common stock are entitled to one vote for each share of common stock.

The following is a summary of the rights and preferences of the Series A Preferred, Series A-2 Preferred and Series B Preferred, prior to the completion of the Company's IPO:

Conversion—Each share of Series A Preferred, Series A-2 Preferred and Series B Preferred may be converted at any time, at the option of the holder, into shares of common stock, subject to the applicable conversion rate as determined by dividing the original issue price by the conversion price. The initial conversion price for each of the Series A Preferred, Series A-2 Preferred and Series B Preferred (each as may be adjusted for certain dilutive events) was $0.598, $0.8041 and $1.2182 per share, respectively. Each series of Series A Preferred, Series A-2 Preferred and Series B Preferred automatically converted into shares of common stock on a 1:1 conversion ratio (as may be adjusted for certain dilutive events) at the earlier of the closing of an initial public offering of the Company’s common stock with gross proceeds to the Company of at least $50.0 million and a purchase price of $22.34 per share, or at the election of the holders of at least two-thirds of the then-outstanding shares of Preferred Stock.

Dividends—Holders were entitled to non-cumulative dividends of $0.05 per share with respect to Series A Preferred and $0.06 per share with respect to the Series A-2 Preferred, and $0.10 per share with respect to Series B Preferred when, as, and if declared by the board of directors. No dividends have been declared through December 31, 2021.

Voting Rights—Series A Preferred, Series A-2 Preferred, Series B Preferred and common stock generally voting together as one class on an as-converted basis; however, common stock voting rights on certain matters were subject to the powers, preferences, and rights of the Series A Preferred, Series A-2 Preferred and Series B Preferred. The holders of Series A Preferred, Series A-2 Preferred and Series B Preferred, voting together as a single class, were entitled to elect three directors to the Company’s board of directors and the holders of common stock, voting as a single class, were entitled to elect two directors to the Company’s board of directors. Certain actions, such as mergers, consolidation, sale of substantially all assets, liquidation, dissolution, wind up of business, or any other deemed liquidation events, must be approved by the holders of at least two-thirds of the then-outstanding shares of Series A Preferred, Series A-2 Preferred and Series B Preferred.

Liquidation Preference—Upon liquidation, dissolution, or winding up of business, the holders of the Series A Preferred, Series A-2 Preferred and Series B Preferred were entitled to receive a liquidation preference in priority over the holders of common stock, at an amount per share equal to the greater of i) the original Series A Preferred, Series A-2 Preferred and Series B Preferred issue price plus any declared but unpaid dividends, or ii) the amount per share payable had all shares of Series A Preferred, Series A-2 Preferred and Series B Preferred been converted to common stock immediately prior to such liquidation. If assets available for distribution are insufficient to satisfy the liquidation payment to holders in full, assets available for distribution would have been allocated among holders based on their pro rata shareholdings. When holders are satisfied in full, any excess assets available for distribution would have been allocated ratably among the holders of common stock based on their pro rata holdings. Upon a deemed liquidation event, as defined, holders had the option to redeem their outstanding shares at a price equal to the liquidation payment amounts summarized above.

Redemption—Aside from upon the occurrence of a deemed liquidation event, the Series A Preferred, Series A-2 Preferred and Series B Preferred were not redeemable.

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

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan, or the 2021 Plan, which became effective on June 16, 2021. The 2021 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. Under the 2021 Plan, the number of shares of common stock that was initially reserved for issuance under the 2021 Plan was the sum of: (1) 3,466,530; plus (2) the number of shares as is equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2018 Plan that remained available for grant under the 2018 Plan on June 16, 2021 and (y) the number of shares of common stock subject to outstanding awards granted under the 2018 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of common stock outstanding on such date and (ii) the number of shares of common stock determined by the Company's board of directors. As of December 31, 2021 the Company had reserved 4,632,042 shares of the Company's common stock for issuance of stock options and restricted stock, of which 3,489,589 remained outstanding for future grant under the 2021 Plan. On January 1, 2022, 2,425,587 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan in accordance with the 2021 Plan described above. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Research and development	$3,830	$494	$336
General and administrative	3,242	356	110
Total stock-based compensation expense	$7,072	$850	$446

Stock options

The assumptions used in Black-Scholes for stock options granted were as follows:

	Year ended December 31,
	2021	2020	2019
Expected volatility	77.7%	84.8%	76.1%
Weighted-average risk-free interest rate	0.9%	0.4%	2.2%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	5.9

The following table provides a summary of stock option activity during the year ended December 31, 2021:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2020	3,888,823	$2.13
Granted	2,869,946	$17.66
Exercised	(599,838)	$1.61
Forfeited	(39,636)	$2.56
Outstanding at December 31, 2021	6,119,295	$9.44	8.7	$171,636
Exercisable at December 31, 2021	1,373,507	$2.15	8.0	$47,691
Expected to vest after December 31, 2021(1)	4,745,788	$11.56	8.9	$123,945

(1)
This represents the number of unvested options outstanding as of December 31, 2021 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2021.

During the year ended December 31, 2021 the weighted average grant-date fair value of the stock options granted was $14.27 per share. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 was approximately $11.6 million while the Company received $1.0 million in proceeds for the exercise of these options.

As of December 31, 2021, there was $40.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Restricted stock and restricted stock units

In 2018, the Company issued 2,150,537 shares of restricted common stock. The restricted shares vested in 48 equal monthly installments, commencing on January 1, 2018. The restricted shares were fully vested as of December 31, 2021.

A summary of the status of and change in unvested restricted stock as of December 31, 2021 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock as of December 31, 2020	537,633	$0.0028
Restricted stock vested	(537,633)	$0.0028
Unvested restricted stock as of December 31, 2021	—	$—

During the year ended December 31, 2021, the Company granted 32,000 restricted stock units under the 2021 Plan. These restricted stock units vest in substantially equal installments over a four-year period.

A summary of the status of and change in unvested restricted stock units as of December 31, 2021 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2020	—	$—
Restricted stock units granted	32,000	$36.58
Unvested restricted stock units as of December 31, 2021	32,000	$36.58

At December 31, 2021, there was $1.1 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 4.0 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The Company has initially reserved 433,316 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP will increase automatically on the first day of each fiscal year commencing on January 1, 2022 through January 1, 2031, by the number of shares equal to the least of (a) 1,083,290 shares, (b) 1% of the total outstanding shares of common stock on such date, and (c) a number of shares as may be determined by the board of directors in any particular year. The first offering period under the ESPP commenced on June 16, 2021 and ended on December 13, 2021. As of December 31, 2021, 48,297 shares had been purchased by employees under the ESPP and 385,019 shares remained available for issuance under the ESPP. On January 1, 2022, 485,117 shares of common stock were added to the amount reserved for sale under the ESPP. The second offering period commenced on December 14, 2021 and will end on May 31, 2022.

12. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(120,314)	$(45,704)	$(19,297)
Denominator:
Weighted average number of common shares, basic and diluted	26,872,036	2,250,093	1,277,156
Net loss per common share attributable to common stockholders, basic and diluted	$(4.48)	$(20.31)	$(15.11)

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

	Year ended December 31,
	2021	2020	2019
Convertible preferred stock	—	19,387,544	5,553,367
Unvested restricted stock	—	537,633	1,075,268
Unvested restricted stock units	32,000	—	—
Outstanding options to purchase common stock	6,119,295	3,888,823	1,933,507
Total	6,151,295	23,814,000	8,562,142

As part of the license agreements with Harvard and Broad, the Company is required to make success payments. The Company may elect to make these payments by issuing shares of the Company's common stock. As of December 31, 2021, an aggregate of $6.3 million was earned relating to these success payments, which the Company settled in cash in November 2021.

13. Income taxes

For the years ended December 31, 2021, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations, which totaled $120.3 million, $45.7 million and $19.3 million for the years ended December 31, 2021, 2020 and 2019, respectively

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Change in valuation allowance	(31.3)%	(29.6)%	(17.9)%
Stock-based compensation	0.9%	(0.3)%	(0.1)%
Executive compensation	(1.1)%	0.0%	0.0%
Other permanent items	(0.1)%	1.1%	(5.8)%
State income taxes, net of federal benefit	6.1%	6.8%	1.7%
Research and development tax credits	4.5%	1.0%	1.1%
Total	—%	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$33,409	$12,973
Capitalized costs—net of amortization	12,395	855
Research and development tax credits	6,098	682
Antidilution liability	—	2,815
Stock-based compensation	1,117	149
Other	76	61
Lease liability	533	—
Accrued expenses	2,852	905
Total deferred tax assets	56,480	18,440
Deferred tax liabilities:
Property and equipment	(899)	(1,061)
Right of use asset	(501)	—
Total deferred tax liabilities	(1,400)	(1,061)
Total deferred tax assets, net	55,080	17,379
Less: valuation allowance	(55,080)	(17,379)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has incurred net operating losses in each year since inception. The Company had no income tax expense due to the operating loss incurred for all years since inception. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards, tax credits, and costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in the United States and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2021 and 2020. The valuation allowance increased by $37.7 million in 2021, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, tax credit carryforwards, and increase in deferred tax assets associated with current year temporary items. The valuation allowance increased by $13.6 million in 2020, primarily due to the increase in deferred tax assets, primarily due to net operating loss carryforwards.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company’s ability to utilize these federal and state net operating loss and research and development credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater shareholders change by more than 50% over a three-year period. As of December 31, 2021, the Company has not completed a study to assess whether a change of control has occurred and whether the net operating losses and credits are limited due to a change in ownership. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

As of December 31, 2021, the Company had approximately $124.7 million of pre-tax federal and $114.4 million of pre-tax state net operating loss carryforwards. The federal net operating losses have an indefinite life and can be utilized to offset 80% of future taxable income, while the state net operating losses will start to expire at various dates through 2041. Additionally, as of December 31, 2021, the Company had approximately $4.2 million of federal and $2.3 million of Massachusetts tax credits that expire starting in 2041 and 2036, respectively.

As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company files income tax returns in the United States, California, Connecticut, the Commonwealth of Massachusetts, and Pennsylvania. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years. All tax years remain open to tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

14. Related party transactions

In the years ended December 31, 2021, 2020 and 2019, the Company made total payments of $0.3 million, $0.4 million and $0.4 million, respectively, to the five founder shareholders for scientific consulting and other expenses. These same individuals also vested in 537,633, 537,635 and 537,635 shares of restricted stock in the years ended December 31, 2021, 2020 and 2019, respectively.

An executive officer of Beam is a board member of the Company. From February 2019 through December 2019, the Company leased office space from Beam in Cambridge, Massachusetts. Total rent payments under this sublease was less than $0.1 million.

In April 2019, the Company and Beam entered into a collaboration and license agreement. As partial consideration for the license rights granted by Beam, the Company paid a one-time, nonrefundable fee through issuing 276,075 shares of its common stock with a fair value of $0.3 million. Refer to Note 8, License agreements.

In July 2019, the Company agreed to be designated as Beam’s collaboration partner in an NHP study connected to Beam’s development and option agreement with Acuitas. As a result, Beam granted the Company a non-exclusive, royalty-free sublicense under Beam’s right, title and interest in and to certain Acuitas technology, solely to the extent necessary to enable the Company to perform the NHP study activities. The Company paid to Beam a one-time payment of $0.1 million upon execution of the agreement and is responsible for certain out-of-pocket costs incurred by Beam in connection with the performance of the NHP study activities.

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the year ended December 31, 2021, the Company recognized $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam. For the year ended December 31, 2020, the Company recognized $0.2 million as research and development expense related to payments made for materials purchased from Beam and also recognized $0.3 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam

In December 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts. Total rent payments under this sublease were less than $0.1 million for the year ended December 31, 2021.

An officer of the Company was formerly affiliated with Massachusetts General Hospital (“MGH”) as a physician. As of August 2021, the officer is no longer a physician at MGH. In February 2019 and November of 2019, the Company entered into an Option License Agreement and Patent License Agreement, respectively, with MGH. Upon execution of the agreements in 2019, the Company incurred $0.2 million for option and license issue fees, which were recorded as research and development expense. For the years ended December 2021 and 2020, the Company incurred $0.1 million each year relating to the annual license fee, which was recorded as research and development expense.

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

15. Employee benefit plans

The Company has a defined-contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of the month following commencement of their employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,500 in 2021 with a catch up contribution limit equal to $6,500 for those 50 years of age or older, and have the amount of the reduction contributed to the 401(k)

Plan. Since January 1, 2020 the Company matches 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of the participant’s salary. The match immediately vests 100%. The matching contributions by the Company to the 401(k) plan were $0.4 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

16. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.