Form 10-Q
period 2022-03-31
Verve Therapeutics, Inc.
filed 2022-05-10
CIK 1840574

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2022, the registrant had 48,661,446 shares of common stock, par value $0.001 per share, outstanding.

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
•
the impact of the ongoing COVID-19 pandemic and our response to the pandemic;
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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to our other filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form

10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “our company,” “the company,” and “our business” in this Quarterly Report on Form 10-Q refer to Verve Therapeutics, Inc. and its consolidated subsidiary.

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
•
We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do; and
•
The ongoing COVID-19 pandemic may affect our ability to initiate and complete preclinical studies, delay the initiation of future clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$91,420	$64,330
Marketable securities	231,879	296,112
Prepaid expenses and other current assets	5,531	6,686
Total current assets	328,830	367,128
Property and equipment, net	11,132	7,224
Restricted cash	5,237	5,237
Operating lease right-of-use assets	1,340	1,839
Other long term assets	2,702	2,696
Total assets	$349,241	$384,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,438	$7,077
Accrued expenses	10,933	12,992
Operating lease obligations, current portion	1,432	1,955
Total current liabilities	14,803	22,024
Success payment liability	2,694	4,371
Other long term liabilities	354	377
Total liabilities	17,851	26,772
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,655,241 and 48,511,735 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	549,089	544,381
Accumulated other comprehensive loss	(732)	(228)
Accumulated deficit	(217,016)	(186,850)
Total stockholders’ equity	331,390	357,352
Total liabilities and stockholders’ equity	$349,241	$384,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended March 31,
(in thousands, except share and per share amounts) (unaudited)	2022	2021
Operating expenses:
Research and development	$24,490	$11,345
General and administrative	7,435	2,716
Total operating expenses	31,925	14,061
Loss from operations	(31,925)	(14,061)
Other income:
Change in fair value of antidilution rights liability	-	396
Change in fair value of success payment liability	1,677	382
Interest and other income, net	82	20
Total other income, net	1,759	798
Net loss	$(30,166)	$(13,263)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.62)	$(4.99)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	48,571,214	2,656,278
Comprehensive Loss:
Net loss	$(30,166)	$(13,263)
Other comprehensive loss:
Unrealized loss on marketable securities	(504)	(1)
Comprehensive loss	$(30,670)	$(13,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Vesting of restricted common stock	—	—	134,409	—	—	—	—	—
Exercise of stock options	—	—	48,745	—	72	—	—	72
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	(13,263)	(13,263)
Balance at March 31, 2021	256,682,054	$218,919	2,768,943	$3	$3,358	$7	$(79,799)	$(76,431)

Balance at December 31, 2021	—	$—	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	—	—	143,506	—	505	—	—	505
Unrealized loss on available-for-sale securities	—	—	—	—	—	(504)	—	(504)
Stock-based compensation	—	—	—	—	4,203	—	—	4,203
Net loss	—	—	—	—	—	—	(30,166)	(30,166)
Balance at March 31, 2022	—	$—	48,655,241	$49	$549,089	$(732)	$(217,016)	$331,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Three months ended March 31,
(unaudited, in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(30,166)	$(13,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	514	294
Non-cash lease expense	499	418
Amortization of premium on marketable securities	730	208
Stock-based compensation	4,203	670
Change in fair value of antidilution rights	—	(396)
Change in fair value of success payments liabilities	(1,677)	(382)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,149	(1,128)
Accounts payable	(5,105)	1,928
Accrued expenses and other liabilities	(3,131)	(3,047)
Operating lease liabilities	(523)	(443)
Net cash used in operating activities	(33,507)	(15,141)
Cash flows from investing activities:
Purchases of property and equipment	(2,908)	(1,070)
Purchases of marketable securities	—	(11,176)
Maturities of marketable securities	63,000	23,960
Net cash provided by investing activities	60,092	11,714
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net	—	93,759
Proceeds from exercise of stock options	505	72
Net cash provided by financing activities	505	93,831
Increase in cash, cash equivalents and restricted cash	27,090	90,404
Cash, cash equivalents and restricted cash—beginning of period	69,567	9,456
Cash, cash equivalents and restricted cash—end of period	$96,657	$99,860
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$2,017	$528
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$462

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $323.3 million as of March 31, 2022 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations and other comprehensive loss for the three months ended March 31, 2022 and 2021, convertible preferred stock and stockholders’ equity for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in Note 2, "Summary of significant accounting policies," in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022. Since the date of those financial statements, there have been no changes to its significant accounting policies.

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	March 31,
(in thousands)	2022	2021
Cash and cash equivalents	$91,420	$99,397
Restricted cash	5,237	463
Total cash, cash equivalents and restricted cash	$96,657	$99,860

Recently adopted accounting pronouncements

During the quarter ended September 30, 2021, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach as of January 1, 2021. The unaudited interim condensed consolidated financial statements for the three months ended March 31, 2021 have been retroactively adjusted to reflect the adoption of ASC 842, including retroactive adjustments to the unaudited interim condensed consolidated statement of cash flows and certain additional footnote disclosures as included herein. The adoption of ASC 842 had no material impact to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the lease commencement date. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company recognizes a corresponding lease right of use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives.

The Company’s leases consist of only operating leases. Operating leases are recognized on the balance sheet as ROU lease assets, lease liabilities current and lease liabilities non-current. Fixed rents are included in the calculation of the lease balances while certain variable costs paid for certain operating and pass-through costs are excluded. Lease expense is recognized over the expected term on a straight-line basis.

3. Marketable securities

Marketable securities by security type consisted of the following:

	March 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$218,875	$—	$(711)	$218,164
U.S. agency securities	13,736	—	(21)	13,715
Total	$232,611	$—	$(732)	$231,879

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$277,559	$—	$(218)	$277,341
U.S. agency securities	18,781	—	(10)	18,771
Total	$296,340	$—	$(228)	$296,112

The remaining contractual maturities of all marketable securities were less than one year as of March 31, 2022 and December 31, 2021.

4. Property and equipment, net

Property and equipment, net, consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Lab equipment	$11,814	$8,567
Leasehold improvements	266	266
Furniture and fixtures	1,451	566
Computer equipment	448	158
Total property and equipment	13,979	9,557
Less accumulated depreciation	(2,847)	(2,333)
Property and equipment, net	$11,132	$7,224

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.5 million and $0.3 million, respectively.

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to our license agreements with the President and Fellows of Harvard College, or Harvard, and The Broad Institute, Inc., or Broad, which license agreements are referred to herein as the Harvard/Broad License Agreement and Broad License Agreement.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of March 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$65,035	$65,035	$—	$—
Marketable securities:
U.S. treasury bills and notes	218,164	—	218,164	—
U.S. agency securities	13,715	—	13,715	—
Total assets	$296,914	$65,035	$231,879	$—
Liabilities
Success payment liability	2,694	—	—	2,694
Total liabilities	$2,694	$—	$—	$2,694

	As of December 31, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,127	$58,127	$—	$—
Marketable securities:
U.S. treasury bills and notes	277,341	—	277,341	—
U.S. agency securities	18,771	—	18,771	—
Total assets	$354,239	$58,127	$296,112	$—
Liabilities
Success payment liability	4,371	—	—	4,371
Total liabilities	$4,371	$—	$—	$4,371

Cash Equivalents—Cash equivalents of $65.0 million and $58.1 million as of March 31, 2022 and December 31, 2021, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Antidilution Rights Liability—The antidilution rights liability represented the obligation to issue additional shares of common stock to Harvard and Broad following the completion of (1) a defined aggregate level of preferred stock financing and (2) either a sale of the Company’s preferred stock, an initial public offering, or a company sale meeting a certain value threshold. The antidilution rights liability is stated at fair value and is considered Level 3 in the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market. The antidilution rights liability related to meeting a defined aggregate level of preferred stock financing was valued using a probability-weighted present value model that considered the probability of meeting the defined aggregate level of preferred stock financing, as well as the fair value of the Company’s common stock. The antidilution rights liability related to the achievement of a specified valuation through either a sale of the Company’s preferred stock, an initial public offering, or a company sale was valued using a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the fair value of the Company’s common stock.

In June 2021, upon completion of its IPO, the Company settled the antidilution rights liability in full through the issuance of 878,098 shares of the Company's common stock for a settlement amount of $32.5 million. Prior to settlement, the Company remeasured the liability at fair value with a decrease of $0.4 million to other income for the three months ended March 31, 2021. As the antidilution rights liability was settled in full in June 2021, there were no amounts for such liability included in the condensed consolidated balance sheet as of March 31, 2022 or December 31, 2021.

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

The success payments liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Company’s common stock. The Company also estimated the likelihood that it would maintain the Harvard/Broad License Agreement based on its ongoing research efforts.

The Company remeasured the liability at fair value with corresponding increases of $1.7 million and $0.4 million recorded to other income for the three months ended March 31, 2022 and 2021, respectively.

In September 2021, multiple success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing the success payments liability associated with the Company’s realization of a certain valuation threshold, were as follows:

	At March 31, 2022	At December 31, 2021
Fair value of common stock (per share)	$22.82	$36.87
Equity volatility	76%	77%

In February 2021, the Company provided written notice to Broad of its election to terminate the Broad License Agreement, which termination became effective in June 2021.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2022 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Changes in fair value	(1,677)
Balance at March 31, 2022	$2,694

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2021 is as follows:

(in thousands)	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2020	$6,916	$2,806	$9,722
Changes in fair value	(396)	(382)	(778)
Balance at March 31, 2021	$6,520	$2,424	$8,944

6. Accrued expenses

Accrued expenses consist of the following:

(in thousands)	March 31, 2022	December 31, 2021
Employee compensation and related benefits	$2,280	$6,050
Accrued external research and development expenses	5,361	5,041
Professional fees	1,237	1,109
Other	2,055	792
Total	$10,933	$12,992

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Cambridge, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or ROU asset has been recorded, and the Company has recognized $0.3 million and $0.6 million of short term lease costs associated with the embedded leases during the three months ended March 31, 2022 and 2021, respectively.

The components of operating lease cost were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Operating lease costs	$505	$449
Variable lease costs	211	189
Total	$716	$638

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$529	$474

As of March 31, 2022, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 1.57% over a weighted-average remaining lease term of 0.7 years. As of March 31, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 4.69% over a weighted-average remaining lease term of 1.3 years.

On August 19, 2021, the Company entered into a lease agreement with ARE-MA Region No. 87 Tenant, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 104,933 square feet of office and laboratory space located at 201 Brookline Avenue, Boston, Massachusetts (the “Boston Lease”), further amended in January 2022 to include an additional 211 square feet, for a total of 105,144 square feet (the “Premises”). The Boston Lease premises have not been made available to the Company as of March 31, 2022 and therefore the Boston Lease has not commenced.

The term of the Boston Lease will commence on the earlier of (1) the date the Landlord delivers the Premises to the Company, which the parties expect to be on or prior to September 1, 2022, or (2) the date the Landlord could have delivered the Premises but for any delays attributable to the Company (the “Commencement Date”). The Company’s obligation for the payment of base rent for the Premises begins 90 days after the Commencement Date (the “Rent Commencement Date”) and will initially be $0.8 million per month, which will increase by approximately 3% per annum. The Boston Lease has a term of 10 years, measured from the Rent Commencement Date. The Company has the option to extend the term of the Boston Lease for a period of an additional five years. Under the terms of the Boston Lease, the Landlord has agreed to make up to $21.0 million in certain tenant improvements to the Premises to suit the Company’s use (the “Tenant Improvement Allowance”), which amount is included in the base rent set forth in the Boston Lease. In addition to the Tenant Improvement Allowance, the Company may receive up to $5.2 million for additional improvements to the Premises, which amount is subject to an 8% annual interest charge and may be paid in equal monthly installments.

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

The Landlord has the right to terminate the Boston Lease upon customary events of default. The Company may also terminate the Boston Lease if the Premises are not ready for occupancy within a specified time period after September 1, 2022.

The Boston Lease requires the Landlord to perform a scope of work to build-out the base building prior to the construction of the Premises. The Company concluded the accounting commencement date will occur when the Landlord completes the build-out of the base building and control passes to the Company. The Company will assess the classification of the Boston Lease at the accounting commencement date, and measure the right-of-use asset and lease liability. Payments made by the Company prior to commencement will be treated as prepaid rent which will increase the right-of-use asset. As of March 31, 2022 the Company has incurred an aggregate of $1.9 million related to the build out of the Premises prior to the commencement date.

In October 2021, the Company entered into a sublease for 11,931 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and has an initial noncancelable term of 12 months. The Company has the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term, which the Company is not reasonably certain of exercising. Therefore, this sublease is treated as a short term lease. The total fixed lease payments over the sublease term are approximately $1.4 million and the Company is also required to pay its proportional share of operating expenses.

Future minimum commitments under non-cancellable leases as of March 31, 2022 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2022	$3,208
2023	9,688
2024	9,978
2025	10,278
2026	10,586
Thereafter	65,172
Total lease payments	$108,910
Less: interest	(7)
Present value of operating lease liabilities	$108,903

Rent expense was $0.8 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022. Since the date of those financial statements, there have been no changes to its license agreements, except as noted below.

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

Antidilution Rights—The initial shares of common stock issued to Harvard and Broad were subject to antidilution provisions as further described in Note 5, "Fair value of financial instruments." The antidilution rights associated with the Company achieving a defined aggregate level of preferred stock financing were partially satisfied in 2019 and fully satisfied in 2020, which settlement amounts totaled $0.1 million and $0.5 million, respectively, and which amounts were settled through issuances of 121,411 and 187,867 shares of common stock, respectively. The remaining antidilution rights obligation was fully satisfied in the three months ended June 30, 2021 with the Company’s IPO. The settlement amount totaled $32.5 million, and was settled through issuance of 878,098 shares of common stock.

Success Payments—The Company is required to make success payments under the license agreements as further described in Note 5, "Fair value of financial instruments." In September 2021, certain success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021.

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for each of the license agreements. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $46.2 million and $108 million in development and sales-based milestones, respectively. During the three months ended March 31, 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of March 31, 2022 and will be settled in cash. If the Company undergoes a change of control during the term of the license agreements, then certain of the milestone payments would be increased by a mid-double-digit percentage. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales, for each of the license agreements. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

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

The Company has not triggered any milestone payments pursuant to its arrangement with Beam, and no expense has been recorded for milestones as of March 31, 2022. To the extent there are sales of a delivery technology product, each party will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party; provided, however, that such royalty payments will not apply to net sales of the collaboration products or licensed products. The Company concluded the receipt of any milestone or royalty payments under the agreement was not probable as of March 31, 2022.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three months ended March 31, 2022 and 2021, the Company did not purchase any materials from Beam.

For the three months ended March 31, 2022, the Company did not sell any materials to Beam. For the three months ended March 31, 2021, the Company recognized $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. The Company recognized research and development expense during the three months ended March 31, 2022 and 2021 of $0.1 million and $0.3 million, respectively, related to the reimbursement of research and development services provided by Acuitas.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. The milestones have not been achieved and no expense has been recorded for these milestones as of March 31, 2022.

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

10. Stock-based compensation

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

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan, or the 2021 Plan, which became effective on June 16, 2021. The 2021 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. Under the 2021 Plan, the number of shares of common stock initially reserved for issuance was the sum of: (1) 3,466,530; plus (2) the number of shares as was equal to the sum of (x) the number of shares of common stock reserved for issuance under the 2018 Plan that remained available for grant under the 2018 Plan on June 16, 2021 and (y) the number of shares of common stock subject to outstanding awards granted under the 2018 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year, commencing on January 1, 2022 and continuing until, and including, January 1, 2031, equal to the lesser of (i) 5% of the number of shares of common stock outstanding on such date and (ii) the number of shares of common stock determined by the Company’s board of directors.

On January 1, 2022, 2,425,587 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan in accordance with the 2021 Plan described above. As of March 31, 2022, the Company had reserved 7,057,629 shares of the Company's common stock for issuance of equity awards, of which 4,149,943 shares remained outstanding for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Research and development	$2,465	$313
General and administrative	1,738	357
Total stock-based compensation expense	$4,203	$670

Stock options

The following table provides a summary of stock option activity during the three months ended March 31, 2022:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2021	6,119,295	$9.44
Granted	1,633,600	31.08
Exercised	(143,506)	3.52
Forfeited	(73,017)	27.96
Outstanding at March 31, 2022	7,536,372	$14.15	8.8	$91,068
Exercisable at March 31, 2022	1,856,666	$3.36	7.9	$36,140
Expected to vest after March 31, 2022(1)	5,679,706	$17.68	9.0	$54,928

(1)
This represents the number of unvested options outstanding as of March 31, 2022 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of March 31, 2022.

As of March 31, 2022, there was $68.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Restricted stock units

During the three months ended March 31, 2022, the Company granted 195,550 restricted stock units under the 2021 Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of March 31, 2022 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2021	32,000	$36.58
Restricted stock units granted	195,550	$31.12
Restricted stock units forfeited	(1,850)	$30.94
Unvested restricted stock units as of March 31, 2022	225,700	$31.86

As of March 31, 2022, there was $7.0 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 4.0 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The Company initially reserved 433,316 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on the first day of each fiscal year commencing on January 1, 2022 through January 1, 2031, by the number of shares equal to the least of (a) 1,083,290 shares, (b) 1% of the total outstanding shares of common stock on such date, and (c) a number of shares as may be determined by the board of directors in any particular year. The first offering period under the ESPP commenced on June 16, 2021 and ended on December 13, 2021. On January 1, 2022, 485,117 shares of common stock were added to the amount reserved for sale under the ESPP. As of March 31, 2022, 870,136 shares remained available for issuance under the ESPP. The second offering period commenced on December 14, 2021 and will end on May 31, 2022.

11. Net loss per share attributable to common stockholders

The Company’s potential dilutive securities, which include convertible preferred stock, unvested restricted stock, unvested restricted stock units and common stock options, have been excluded from the computation of diluted net loss per share as the effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Convertible preferred stock	—	27,720,923
Unvested restricted stock	—	403,224
Unvested restricted stock units	225,700	—
Outstanding options to purchase common stock	7,536,372	5,188,558
Total	7,762,072	33,312,705

As part of the license agreement with Harvard and Broad, the Company is required to make success payments. The Company may elect to make these payments by issuing shares of the Company's common stock. As of December 31, 2021, an aggregate of $6.3 million was earned relating to these success payments, which the Company settled in cash.

12. Income taxes

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

13. Related party transactions

An executive officer of Beam is a board member of the Company. In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the three months ended March 31, 2021, the Company recognized $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam. For the three months ended March 31, 2022, the Company did not sell any materials to Beam.

In October 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts. The sublease commenced in December 2021. Total expenses incurred under this sublease were $0.5 million for the three months ended March 31, 2022, which amounts remained payable at March 31, 2022 and will be settled in cash in the three months ended June 30, 2022.

An executive of Broad was a board member of the Company. The board member resigned, effective May 2021. In March 2019, the Company simultaneously entered into the Harvard/Broad License Agreement and Broad License Agreement for certain base editing technologies pursuant to which the Company received exclusive, worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed products and nonexclusive, worldwide, sublicensable, royalty-bearing licenses under certain patent rights to research and develop licensed products. Additional consideration under the license agreements include success payments. See Note 8, "License agreements."

14. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 14, 2022. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward- looking statements.

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

On June 21, 2021, we completed our IPO in which we issued and sold an aggregate of 16,141,157 shares of our common stock, including 2,105,368 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate net proceeds of $281.6 million, after deducting underwriting discounts and offering expenses payable by us. Upon completion of the IPO, all 256,682,054 shares of outstanding convertible preferred stock automatically converted into 27,720,923 shares of common stock. Through March 31, 2022, we had raised an aggregate of $523.2 million in gross proceeds from the sale of our preferred stock in private placements and common stock in our IPO.

We are a development-stage company, and all of our programs are at a preclinical stage of development. To date, we have not generated any revenue and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2022 and 2021 were $30.2 million and $13.3 million, respectively. Our net loss for the year ended December 31, 2021 was $120.3 million. As of March 31, 2022, we had an accumulated deficit of $217.0 million.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $323.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

VERVE-101 is being developed for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, which affects approximately 1.3 million people in the United States and approximately 31 million worldwide. We are strategically developing VERVE-101 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. We intend to use a stepwise clinical development plan for VERVE-101, evaluating efficacy and safety in higher-risk populations first, and then if successful, expanding into broader population of patients with established ASCVD, and ultimately to those at risk for ASCVD in the general population.

In an ongoing in vivo proof-of-concept study of a precursor formulation of VERVE-101 in non-human primates, or NHPs, we observed substantial lowering of LDL-C levels that was sustained over an extended period of time following treatment. In this study, following a single intravenous infusion of a base editor targeting PCSK9, we observed an average reduction of blood PCSK9 protein of 89% accompanied by an average reduction of blood LDL-C levels of 59% at two weeks after treatment. This LDL-C reduction was maintained at an average of greater than 60% for 20 months following treatment. If we are able to achieve similar reductions in PCSK9 protein levels in humans, we believe this could result in marked and sustained LDL-C reductions of approximately 60%, which would potentially offer superior cumulative LDL-C lowering to what has been clinically demonstrated with other PCSK9-targeting treatment modalities.

In an ongoing preclinical study with VERVE-101 in NHPs, we observed 70% mean editing following a single administration of 1.5 mg/kg dose at the PCSK9 target gene site in liver biopsies taken at day 15. In this study, we also observed an average reduction in blood PCSK9 protein of 86% accompanied by an average reduction of blood LDL-C levels of 62% at two weeks after treatment. These reductions were durable when assessed 12 months after treatment, with mean reduction in blood PCSK9 protein of 89% and blood LDL-C levels of 68%.

In additional preclinical studies in NHPs, VERVE-101 has been well tolerated following a single administration with only mild elevations in liver function tests that resolved within two weeks. In our preclinical studies in NHPs to date, VERVE-101 has been well tolerated following a single administration with only mild elevations in liver function tests that resolved within two weeks.

In GLP toxicology studies, we observed that the highest dose that did not produce a significant increase in adverse effects relative to control was 2.0 mg/kg and 5.0 mg/kg in NHPs and a mouse model, respectively. In the toxicology studies in NHPs, we observed transient mild elevations in liver function tests and evidence of minimal to mild single cell hepatocyte necrosis two days after dosing and all findings were reversible and observed to be resolved at a 90-day measurement. In the mouse model, we did not observe any differences between wild-type mice or the HeFH mouse disease model. We plan to administer a 0.75 mg/kg and a 1.5 mg/kg dose of VERVE-101 in our Phase 1 clinical trial.

In April 2022, we presented data from a comprehensive preclinical assessment of the potential for VERVE-101 to cause unintended, or off-target, DNA edits in primary human liver cells from multiple donors. We used multiple methods consistent with recent guidance from the FDA to identify more than 3,000 sites with the greatest experimental or bioinformatic similarity to the on-target site. We then used a sequencing assay to determine whether administration of VERVE-101 resulted in off-target editing at those sites. We did not observe any statistically significant off-target editing after treatment with VERVE-101 at the identified sites. We also evaluated the potential for off-target editing in non-target cells (spleen cells, adrenal cells, and hematopoietic stem cells) and other cellular contexts (pediatric human liver cells and human liver cell lines) and identified only two sites with statistically significant editing above untreated controls. The two instances of off-target editing occurred at doses greater than the dose we expect to achieve saturation for on-target editing. Based on these assessments, we believe that VERVE-101 has a low risk of off-target genomic modifications that would be expected to have an associated clinical adverse effect.

We have received clearance of our first clinical trial application (CTA) for VERVE-101 in New Zealand and plan to initiate a first-in-human Phase 1 clinical trial in patients with HeFH in mid-2022. This CTA is part of a global regulatory strategy, which also includes plans to submit both a second CTA for clinical development of VERVE-101 in the United Kingdom and an investigational new drug (IND) application in the United States in the second half of 2022. We are on track to complete the remaining IND-enabling studies in the third quarter of 2022. We anticipate initiating clinical trial sites and patient enrollment in the respective regions shortly following clearance of these applications, should they be accepted. We expect to report initial clinical data from the VERVE-101 Phase 1 clinical trial in 2023.

ANGPTL3 Program

Our ANGPTL3 program is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, which affects approximately 1,300 patients in the United States. Similar to our approach with VERVE-101, we plan to expand the clinical development of our ANGPTL3 program in a stepwise fashion beyond HoFH to patients with established ASCVD who may need additional LDL-C and/or triglycerides reduction. Ultimately, we believe that our ANGPTL3 program may also be useful to people at risk for ASCVD as a preventative measure in the general population.

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

In an ongoing proof of concept study of an ANGPTL3 base editor in NHPs (n=4), we observed a 96% reduction in blood ANGPTL3 protein from baseline, with follow-up out to approximately 20 months. In addition, no long-term impacts were observed on markers of liver toxicity, as measured by alanine aminotransferase (ALT) and bilirubin levels following treatment administration.

In addition, our preclinical studies of our ANGPTL3 program using a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver our ANGPTL3-targeted base editor we observed approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline. We conducted these studies in an internally developed NHP model of HoFH, which we created by editing the LDLR gene in wild-type NHPs and eliminating LDLR expression in the livers of NHPs using a Cas9 and dual guide RNA strategy encapsulated in standard LNPs, which led to nearly 70% whole liver DNA editing at the LDLR gene and resulted in an approximately 94% reduction in LDLR protein in the liver and a six-fold increase in blood LDL-C.

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

We have also assessed the potential broad utility of our proprietary GalNAc-LNP approach for delivery of our ANGPTL3-targeted base editor, in a preclinical study evaluating delivery efficiency of our ANGPTL3 base editor using both a

GalNAc-LNP and a standard LNP without GalNAc in wild-type NHPs with normal livers. In these studies, we observed that wild-type NHPs treated with our ANGPTL3-targeted base editor delivered via our GalNAc-LNP had an approximately 89% reduction in ANGPTL3 protein compared to an approximately 74% reduction in wild-type NHPs treated with a standard LNP. A follow up study in which we performed dose-response assessments at three dose levels in wild-type NHPs confirmed the observation that the addition of GalNAc-lipid to a standard LNP enhanced potency of liver base editing. We believe this suggests that GalNAc-LNP delivery may have broad utility for liver editing in other indications.

We expect to identify our base editing development candidate targeting ANGPTL3 and begin IND-enabling studies in the second half of 2022.

Impact of COVID-19 on our business

In March 2020, COVID-19 was declared a global pandemic by the World Health Organization and to date, the COVID-19 pandemic continues to present a substantial public health and economic challenge around the world. The length of time and full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain, subject to change and difficult to predict. We, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, experienced temporary reductions in the capacity to undertake research-scale production and to execute some preclinical studies. While these operations have since normalized, we, together with our CMOs and CROs, continue to closely monitor the impact of the COVID-19 pandemic on these operations.

We also plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have, among other things, limited employees in our office and lab facilities to those where on-site presence is needed for their job activities, increased the cadence of sanitization of our office and lab facilities, implemented various social distancing measures in our offices and labs including replacing all in-person meetings with virtual interactions. Recently, additional employees have returned to our office and lab facilities in limited capacities. We continue to provide personal protective equipment and require regular COVID-19 testing for employees and visitors present in our office and lab facilities. We continue to monitor the impact and effects of the COVID-19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

While the COVID-19 pandemic did not significantly impact our business or results for the three months ended March 31, 2022 and 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see Note 8, "License agreements" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, as we continue to develop additional product candidates, and as we continue to develop our gene editing and LNP technology. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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
•
the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of future clinical trials for our product candidates;
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

The antidilution rights represented the obligation to issue additional shares of common stock to Harvard and Broad following the completion of preferred stock financings and other equity financings, which was fully satisfied upon the closing of our IPO. At the inception of the agreements, the liability for the antidilution rights was recorded at fair value with the cost recorded as research and development expense and were remeasured at each reporting period with changes recorded in other income (expense) while the instruments are outstanding.

The antidilution rights liability was partially satisfied in 2019 and 2020 and was satisfied in full in June 2021 upon the closing of our IPO with the issuance of an additional 878,098 shares of our common stock.

Change in fair value of success payment liability

We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The maximum aggregate success payments that could be payable by us are $31.3 million. At inception of the agreements, the success payment liabilities were recorded at fair value with the cost recorded as research and development expense and are being remeasured at each reporting period with charges recorded in other income (expense) while the instrument is outstanding.

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

Interest and other income, net

Interest and other income primarily consisted of interest earned on our marketable securities and other miscellaneous income and expenses unrelated to our core operations.

Income tax

During the three months ended March 31, 2022 and 2021, we recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast that we will be in a taxable position in the near future.

Results of operations

Comparison of three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$24,490	$11,345	$13,145
General and administrative	7,435	2,716	4,719
Total operating expenses	$31,925	$14,061	$17,864
Other income:
Change in fair value of antidilution rights liability	-	396	(396)
Change in fair value of success payment liability	1,677	382	1,295
Interest and other income, net	82	20	62
Total other income	$1,759	$798	$961
Net loss	$(30,166)	$(13,263)	$(16,903)

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
(in thousands)	2022	2021
Employee-related expenses	$8,932	2,693
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	4,105	2,395
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	6,240	4,010
Lab supplies	1,406	731
Facility-related costs (including depreciation)	1,430	779
License and milestone payments	353	55
Other research and development costs	2,024	682
Total research and development expenses	$24,490	$11,345

Research and development expenses were $24.5 million for the three months ended March 31, 2022, compared to $11.3 million for the three months ended March 31, 2021. The increase of approximately $13.1 million was primarily due to the following:

•
an increase in personnel-related costs of $6.2 million driven by an increase in headcount of employees involved in research and development activities;
•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and future clinical trials of $1.7 million;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs, of $2.2 million;
•
an increase in lab supplies of $0.7 million due to increased headcount and company growth;

•
an increase in other research and development costs of approximately $1.3 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $0.7 million due to increased investment in research and development; and
•
an increase in license and milestone payments of $0.3 million in 2022.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates.

General and administrative expenses

General and administrative expenses were $7.4 million for the three months ended March 31, 2022, compared to $2.7 million for the three months ended March 31, 2021. The increase of $4.7 million was primarily attributable to the following:

•
an increase of $3.0 million in personnel, facility and other expenses stemming from an increase in headcount to support our growth;
•
an increase of $0.7 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other miscellaneous expenses of $1.0 million, primarily due to increased insurance expense of $0.7 million for our directors and officers insurance policy and other increases in software, IT, and other miscellaneous charges.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income (expense)

Change in fair value of antidilution rights liability

The decrease in the change in the fair value of the antidilution rights liability was as a result of the liability being fully settled during the three months ended June 30, 2021 with the issuance of 878,098 shares of our common stock.

Change in fair value of success payments liability

During the three months ended March 31, 2022, the change in fair value of the success payments liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $1.7 million to other income. During the three months ended March 31, 2021, the change in fair value for the success payments liability of $0.4 million was primarily due to an increase in the probability of termination of the Broad License Agreement.

Interest and other income, net

The increase of $0.1 million in interest and other income, net for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily attributable to losses on foreign currency transactions.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through March 31, 2022, we had raised an aggregate of $523.2 million in gross proceeds from sales of our preferred stock in private placements and common stock in our IPO. As of March 31, 2022, we had $323.3 million in cash, cash equivalents and marketable securities.

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

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Three months ended March 31,
(in thousands)	2022	2021
Cash used in operating activities	$(33,507)	$(15,141)
Cash provided by investing activities	60,092	11,714
Cash provided by financing activities	505	93,831
Net increase in cash, cash equivalents and restricted cash	$27,090	$90,404

Operating activities

For the three months ended March 31, 2022, net cash used in operating activities was $33.5 million, consisting primarily of our net loss of $30.2 million and changes in our operating assets and liabilities of approximately $7.5 million. These amounts were partially offset by the following non-cash changes: stock-based compensation of $4.2 million, depreciation expense of $0.5 million, non-cash lease expense of $0.5 million and amortization of investment premiums of $0.7 million offset by the non-cash change in the fair value of the success payment liability of $1.7 million.

For the three months ended March 31, 2021, net cash used in operating activities was $15.1 million, consisting primarily of our net loss of $13.3 million and changes in our operating assets and liabilities of approximately $2.6 million. These amounts were partially offset by the following non-cash changes: depreciation expense of $0.3 million, stock-based compensation of $0.7 million, non-cash lease expense of $0.4 million and amortization of investment premiums of $0.2 million, offset by the non-cash change in the fair value in the antidilution rights liability and success payment liability of $0.8 million.

Investing activities

For the three months ended March 31, 2022, net cash provided by investing activities was $60.1 million and consisted of maturities of marketable securities of $63.0 million, offset partially by purchases of property and equipment of $2.9 million, primarily related to lab equipment.

For the three months ended March 31, 2021, net cash provided by investing activities was $11.7 million and consisted of maturities of marketable securities of $24.0 million, offset partially by purchases of marketable securities of $11.2 million and purchases of property and equipment of $1.1 million.

Financing activities

For the three months ended March 31, 2022, net cash provided by financing activities was $0.5 million, consisting of proceeds from exercises of stock options.

For the three months ended March 31, 2021, net cash provided by financing activities was $93.8 million, consisting primarily of net proceeds from the issuance of Series B Preferred Stock.

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
•
make milestone payments to Beam under our collaboration and license agreement with Beam, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, and milestone payments or success payments to Harvard and Broad under the Harvard/ Broad License Agreements, and potential payments to other third parties under our other collaboration agreements or under any additional future collaboration or license agreements that we obtain;
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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $323.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not have any source of committed external funds. Market volatility could also adversely impact our ability to access capital as and when needed. Additional capital raised through the sale of equity or convertible debt securities may include liquidation or other preferences. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends and may require the issuance of warrants.

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

Contractual obligations

During the three months ended March 31, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on March 14,

2022. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations.

Emerging growth company status

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

During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 14, 2022.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 14, 2022.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $91.4 million, which consisted of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of March 31, 2022, we also had marketable securities of $231.9 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, and have incurred significant operating losses. Our net losses were $30.2 million for the three months ended March 31, 2022 and $120.3 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $217.0 million. To date, we have generated no revenue and have financed our operations primarily through private placements of our preferred stock and from the sale of common stock in our initial public offering, or IPO. We have devoted all of our efforts to research and development, are still in the early stages of development of our research programs and have not commenced clinical development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
make milestone payments to Beam Therapeutics Inc., or Beam, under our collaboration and license agreement with Beam, or the Beam Agreement, milestone payments to Acuitas Therapeutics Inc., or Acuitas, under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, and milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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
•
establish commercial-scale current good manufacturing practices capabilities, or cGMP, through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $323.3 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. We have had initial discussions with the FDA with respect to our clinical trial design for our planned Phase 1 clinical trial of VERVE-101, but we have not yet made regulatory submissions to the FDA with respect to the planned trial design and that trial design may change subject to those discussions. While we received clearance of our first CTA for VERVE-101 in New Zealand, there can be no assurance that other regulatory agencies, including the FDA, will accept an IND or CTAs.

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

Our future success is highly dependent on the successful development of gene editing technologies, delivery technology methods and therapeutic applications of that technology. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing gene editing therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue. Adverse developments in the clinical development efforts of other gene editing technology companies could adversely affect our efforts or the perception of our product candidates by both investors and regulatory authorities.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators, IRBs or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

Our GalNAc-LNPs are a novel delivery mechanism for delivery of gene editors to the liver and have not yet been studied in humans.

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

We plan to conduct one or more of our clinical trials with one or more trial sites that are located outside the United States, including our planned Phase 1 trial of VERVE-101, which will have trial sites in New Zealand and other foreign countries. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, upon execution of the Beam Agreement, we issued 276,075 shares of our common stock to Beam. In addition, under the Cas9 License Agreement, we issued 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also had anti-dilution rights, pursuant to which we issued Broad and Harvard an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings. We also issued 878,098 additional shares of common stock to Broad and Harvard upon the closing of our IPO pursuant to the Cas9 License Agreement. We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. In September 2021, we notified Harvard and Broad that our average market capitalization exceeded three specified thresholds as of a relevant measurement date and aggregate success payments of approximately $6.3 million became payable under the Cas9 License Agreement, which we settled in cash in November 2021.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The field of gene editing especially has been the subject of extensive patenting activity and litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Further, no earlier than October 1, 2022, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

There can be no assurance that these pending U.S. interference proceedings will be resolved in favor of the Boston Licensing Parties. If the 106,126, or 106,133 interference resolves in favor of Toolgen, Inc. or Sigma-Aldrich Co., LLC, respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Past U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. More recently, in Amgen Inc. v. Sanofi, the Federal Circuit held that claims with functional language may pose high hurdles in fulfilling the enablement requirement for claims with broad functional language. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Furthermore, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our licensed patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We are aware of several product candidates in clinical development that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including peptide-based anti PCSK9 vaccination, small molecule oral PCSK9 inhibitors, small binding proteins, and antisense oligonucleotides. In 2021, Esperion in-licensed an oral small molecule PCSK9 inhibitor from Serometrix LLC for which it disclosed plans to submit an IND in 2022, and an oral PCSK9 inhibitor from Merck & Co., for which they plan to progress to Phase 2 in 2022.

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

In the United States, there is no uniform policy of coverage and reimbursement for products that exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for our product candidates, if approved, by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients find unacceptably high.

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

We may seek these and other designations for our product candidates. The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a Fast Track, breakthrough therapy or RMAT designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

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

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 26.5% of our common stock as of May 5, 2022. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed a registration statement on Form S-8 to register all of the shares of common stock that we were able to issue under our equity compensation plans as of June 17, 2021 and we filed a registration statement on Form S-8 to register the additional 2,910,704 shares of our common stock that became issuable under our equity compensation plans on January 1, 2022. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, and exercise of options.

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

In addition, the JOBS Act permits an EGC to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an EGC.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and particularly after we are no longer an EGC, we will continue to incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ended December 31, 2022. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered securities

None.

Use of proceeds from registered securities

On June 21, 2021, we completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-256608), which was declared effective by the SEC on June 16, 2021 and Form S-1 (File No. 333-257158), which was filed pursuant to Rule 462(b) of the Securities Act and was declared effective by the SEC on June 16, 2021.

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of March 31, 2022, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

3.2	Amended and Restated Bylaws of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

10.1	Summary of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 10-K, filed with the SEC on March 14, 2022).

10.2

First Amendment to Lease, dated as of January 4, 2022, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 14, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: May 10, 2022	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: May 10, 2022	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial Officer