Form 10-Q
period 2022-06-30
Verve Therapeutics, Inc.
filed 2022-08-09
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO 2SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40489

VERVE THERAPEUTICS , INC.

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

As of August 4, 2022, the registrant had 59,942,339 shares of common stock, par value $0.001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would,” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing of our submissions of investigational new drug applications, or INDs, and clinical trial applications to regulatory authorities;
•
the timing and conduct of our heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101, including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
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
•
We are very early in our development efforts, and we only recently initiated our first clinical trial of a product candidate, VERVE-101. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed;
•
Gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for VERVE-101 and VERVE-201, our development candidate targeting ANGPTL3, on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business. We are also seeking to discover new gene editing technologies and may not be successful in doing so;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$72,889	$64,330
Marketable securities	220,672	296,112
Prepaid expenses and other current assets	5,083	6,686
Total current assets	298,644	367,128
Property and equipment, net	12,354	7,224
Restricted cash	5,237	5,237
Operating lease right-of-use assets	839	1,839
Other long term assets	7,193	2,696
Total assets	$324,267	$384,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,320	$7,077
Accrued expenses	18,620	12,992
Operating lease obligations, current portion	907	1,955
Total current liabilities	25,847	22,024
Success payment liability	1,756	4,371
Other long term liabilities	331	377
Total liabilities	27,934	26,772
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 48,709,652 and 48,511,735 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	49	49
Additional paid-in capital	555,184	544,381
Accumulated other comprehensive loss	(938)	(228)
Accumulated deficit	(257,962)	(186,850)
Total stockholders’ equity	296,333	357,352
Total liabilities and stockholders’ equity	$324,267	$384,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts) (unaudited)	2022	2021	2022	2021
Operating expenses:
Research and development	$33,125	$13,423	$57,614	$24,768
General and administrative	9,067	3,541	16,503	6,257
Total operating expenses	42,192	16,964	74,117	31,025
Loss from operations	(42,192)	(16,964)	(74,117)	(31,025)
Other income (expense):
Change in fair value of antidilution rights liability	-	(25,970)	-	(25,574)
Change in fair value of success payment liability	938	(10,036)	2,615	(9,654)
Interest and other income, net	308	5	390	25
Total other income (expense), net	1,246	(36,001)	3,005	(35,203)
Net loss	$(40,946)	$(52,965)	$(71,112)	$(66,228)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.84)	$(6.66)	$(1.46)	$(12.46)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	48,674,873	7,948,110	48,623,330	5,316,084
Comprehensive Loss:
Net loss	$(40,946)	$(52,965)	$(71,112)	$(66,228)
Other comprehensive loss:
Unrealized loss on marketable securities	(206)	(4)	(710)	(5)
Comprehensive loss	$(41,152)	$(52,969)	$(71,822)	$(66,233)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Vesting of restricted common stock	—	—	134,409	—	—	—	—	—
Exercise of stock options	—	—	48,745	—	72	—	—	72
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	(13,263)	(13,263)
Balance at March 31, 2021	256,682,054	$218,919	2,768,943	$3	$3,358	$7	$(79,799)	$(76,431)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(256,682,054)	(218,919)	27,720,923	28	218,891	—	—	218,919
Issuance of common stock from initial public offering, net of issuance costs of $25,098	—	—	16,141,157	16	281,568	—	—	281,584
Issuance of common stock to licensor institutions	—	—	878,098	1	32,489	—	—	32,490
Vesting of restricted common stock	—	—	134,408	—	—	—	—	—
Exercise of stock options	—	—	303,467	—	452	—	—	452
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	1,351	—	—	1,351
Net loss	—	—	—	—	—	—	(52,965)	(52,965)
Balance at June 30, 2021	—	$—	47,946,996	$48	$538,109	$3	$(132,764)	$405,396

Balance at December 31, 2021	—	$—	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	—	—	143,506	—	505	—	—	505
Unrealized loss on available-for-sale securities	—	—	—	—	—	(504)	—	(504)
Stock-based compensation	—	—	—	—	4,203	—	—	4,203
Net loss	—	—	—	—	—	—	(30,166)	(30,166)
Balance at March 31, 2022	—	$—	48,655,241	$49	$549,089	$(732)	$(217,016)	$331,390
Exercise of stock options	—	—	29,193	—	120	—	—	120
Issuance of common stock under employee stock purchase plan	—	—	25,218	—	325	—	—	325
Unrealized loss on available-for-sale securities	—	—	—	—	—	(206)	—	(206)
Stock-based compensation	—	—	—	—	5,650	—	—	5,650
Net loss	—	—	—	—	—	—	(40,946)	(40,946)
Balance at June 30, 2022	—	$—	48,709,652	$49	$555,184	$(938)	$(257,962)	$296,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Six months ended June 30,
(unaudited, in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(71,112)	$(66,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,162	651
Non-cash lease expense	999	865
Amortization of premium on marketable securities	1,231	356
Stock-based compensation	9,853	2,021
Change in fair value of antidilution rights	—	25,574
Change in fair value of success payments liabilities	(2,615)	9,654
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,894)	(159)
Accounts payable	(1,017)	1,283
Accrued expenses and other liabilities	5,176	(1,584)
Operating lease liabilities	(1,048)	(915)
Net cash used in operating activities	(60,265)	(28,482)
Cash flows from investing activities:
Purchases of property and equipment	(5,627)	(2,376)
Purchases of marketable securities	(74,249)	(11,176)
Maturities of marketable securities	147,750	43,755
Net cash provided by investing activities	67,874	30,203
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net	-	93,759
Proceeds from initial public offering, net of underwriting discount	-	285,214
Payment of initial public offering costs	-	(2,765)
Proceeds from exercise of stock options	625	524
Issuance of shares through employee stock purchase plan	325	—
Net cash provided by financing activities	950	376,732
Increase in cash, cash equivalents and restricted cash	8,559	378,453
Cash, cash equivalents and restricted cash—beginning of period	69,567	9,456
Cash, cash equivalents and restricted cash—end of period	$78,126	$387,909
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,169	$794
Initial public offering costs included in accounts payable and accrued liabilities	$—	$865
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$218,919
Settlement of antidilution rights liability by issuing common stock	$—	$32,490

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

In connection with the Company's initial public offering, or IPO, in June 2021, the Company effected a one-for-9.2595 reverse stock split of the Company’s issued and outstanding common stock. Accordingly, all shares of common stock and per share amounts, as well as the conversion ratio of the Company’s outstanding convertible preferred stock, for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted, where applicable, to reflect the reverse stock split, including reclassification of par and additional paid-in capital amounts as a result of the reverse stock split.

Subsequent to June 30, 2022, on July 18, 2022, the Company entered into a Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease, as further described in Note 14, “Subsequent events.” Pursuant to the Vertex Agreement, Vertex paid the Company $25.0 million in an upfront payment on July 20, 2022. The Company is eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria and (ii) up to an aggregate of $340 million in development and commercial milestone payments. The Company is also eligible to receive tiered single-digit royalties on net sales, subject to specified reductions.

On July 18, 2022, in connection with the execution of the Vertex Agreement, the Company also entered into a stock purchase agreement with Vertex (the “Stock Purchase Agreement”) for the sale and issuance of 1,519,756 shares of the Company’s common stock to Vertex at a price of $23.03 per share, which was equal to the five-day volume-weighted average share price as of July 15, 2022, for an aggregate purchase price of $35.0 million (the “Private Placement”). The Private Placement closed on July 20, 2022.

On July 25, 2022, the Company issued and sold 9,583,334 shares of its common, including an additional 1,250,000 shares its common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and commissions of approximately $15.5 million and offering costs of approximately $0.3 million.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $293.6 million as of June 30, 2022, together with the net proceeds of approximately $242.9 million from the July 2022 follow-on public offering, $35.0 million from the Private Placement with Vertex, and $25.0 million upfront payment from Vertex pursuant to the Vertex Agreement, will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations and other comprehensive loss for the three and six months ended June 30, 2022 and 2021, convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022.

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

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	June 30,	June 30,
(in thousands)	2022	2021
Cash and cash equivalents	$72,889	$387,446
Restricted cash	5,237	463
Total cash, cash equivalents and restricted cash	$78,126	$387,909

Recently adopted accounting pronouncements

During the quarter ended September 30, 2021, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach as of January 1, 2021. The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2021 have been retroactively adjusted to reflect the adoption of ASC 842, including retroactive adjustments to the unaudited interim condensed consolidated statement of cash flows and certain additional footnote disclosures as included herein. The adoption of ASC 842 had no material impact to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2021.

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

3. Marketable securities

Marketable securities by security type consisted of the following:

	June 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses*	Fair value
U.S. treasury bills and notes	$215,407	$—	$(930)	$214,477
U.S. agency securities	6,203	—	(8)	6,195
Total	$221,610	$—	$(938)	$220,672

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses*	Fair value
U.S. treasury bills and notes	$277,559	$—	$(218)	$277,341
U.S. agency securities	18,781	—	(10)	18,771
Total	$296,340	$—	$(228)	$296,112

*The Company reviews its marketable securities for impairment each period whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. As of June 30, 2022 and December 31, 2021, the Company expected its investments to recover through the remaining term of the security and concluded no impairment existed.

The remaining contractual maturities of all marketable securities were less than one year as of June 30, 2022 and December 31, 2021.

4. Property and equipment, net

Property and equipment, net, consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Lab equipment	$13,509	$8,567
Furniture and fixtures	1,618	566
Computer equipment	448	158
Leasehold improvements	274	266
Total property and equipment	15,849	9,557
Less accumulated depreciation	(3,495)	(2,333)
Property and equipment, net	$12,354	$7,224

Depreciation expense for the three and six months ended June 30, 2022 was $0.6 million and $1.2 million, respectively.

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

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of June 30, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$36,302	$36,302	$—	$—
Marketable securities:
U.S. treasury bills and notes	214,477	—	214,477	—
U.S. agency securities	6,195	—	6,195	—
Total assets	$256,974	$36,302	$220,672	$—
Liabilities
Success payment liability	$1,756	$—	$—	$1,756
Total liabilities	$1,756	$—	$—	$1,756

	As of December 31, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,127	$58,127	$—	$—
Marketable securities:
U.S. treasury bills and notes	277,341	—	277,341	—
U.S. agency securities	18,771	—	18,771	—
Total assets	$354,239	$58,127	$296,112	$—
Liabilities
Success payment liability	$4,371	$—	$—	$4,371
Total liabilities	$4,371	$—	$—	$4,371

Cash Equivalents—Cash equivalents of $36.3 million and $58.1 million as of June 30, 2022 and December 31, 2021, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

In June 2021, upon completion of its IPO, the Company settled the antidilution rights liability in full through the issuance of 878,098 shares of the Company's common stock for a settlement amount of $32.5 million. Prior to settlement, the Company remeasured the liability with a corresponding increase of $26.0 million and $25.6 million to other expense for the three and six months ended June 30, 2021, respectively. As the antidilution rights liability was settled in full in June 2021, there were no amounts for such liability included in the condensed consolidated balance sheet as of June 30, 2022 or December 31, 2021.

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

The Company remeasured the liability at fair value with decreases of $0.9 million and $2.6 million recorded to other income for the three and six months ended June 30, 2022, respectively, and increases of $10.0 million and $9.7 million recorded to other expense for the three and six months ended June 30, 2021, respectively.

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

The primary inputs used in valuing the success payments liability associated with the Company’s realization of a certain valuation threshold, were as follows:

	At June 30, 2022	At December 31, 2021
Fair value of common stock (per share)	$15.28	$36.87
Equity volatility	88%	77%

In February 2021, the Company provided written notice to Broad of its election to terminate the Broad License Agreement, which termination became effective in June 2021.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2022 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Changes in fair value	(2,615)
Balance at June 30, 2022	$1,756

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2021 is as follows:

(in thousands)	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2020	$6,916	$2,806	$9,722
Issuance of common stock	(32,490)	-	(32,490)
Changes in fair value	25,574	9,654	35,228
Balance at June 30, 2021	$—	$12,460	$12,460

6. Accrued expenses

Accrued expenses consist of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued external research and development expenses	$6,657	$5,041
Employee compensation and related benefits	3,682	6,050
License and milestone payments	3,330	—
Professional fees	1,961	1,109
Other	2,990	792
Total	$18,620	$12,992

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Cambridge, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or ROU asset has been recorded. The Company has recognized $1.0 million and $1.3 million of short term lease costs associated with the embedded leases during the three and six months ended June 30, 2022, respectively. The Company recognized $0.7 million and $1.2 million of short term lease costs associated with the embedded leases during the three and six months ended June 30, 2021, respectively.

The components of operating lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$505	$475	$1,010	$924
Variable lease costs	198	154	409	343
Total	$703	$629	$1,419	$1,267

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$1,058	$973

As of June 30, 2022, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 1.57% over a weighted-average remaining lease term of 0.4 years. As of June 30, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 4.69% over a weighted-average remaining lease term of 1.1 years.

On August 19, 2021, the Company entered into a lease agreement with ARE-MA Region No. 87 Tenant, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 104,933 square feet of office and laboratory space located at 201 Brookline Avenue, Boston, Massachusetts (the “Boston Lease”), further amended in January 2022 to include an additional 211 square feet, for a total of 105,144 square feet (the “Premises”). In June 2022, the Company entered into a second amendment to specify separate target commencement dates for certain areas of the Premises. The Premises have not been made available to the Company as of June 30, 2022 and therefore the Boston Lease has not commenced.

The term of the Boston Lease will commence on the earlier of (1) the date the Landlord delivers the Premises to the Company, which the parties expect to be on or prior to August 18, 2022 for the initial premises and October 1, 2022, for the second floor premises, or (2) the date the Landlord could have delivered the Premises but for any delays attributable to the Company (the “Commencement Date”). The Company’s obligation for the payment of base rent for the Premises begins 90 days after the Commencement Date (the “Rent Commencement Date”) and will initially be $0.8 million per month, which will increase by approximately 3% per annum. The Boston Lease has a term of 10 years, measured from the Rent Commencement Date. The Company has the option to extend the term of the Boston Lease for a period of an additional five years. Under the terms of the Boston Lease, the Landlord has agreed to make up to $21.0 million in certain tenant improvements to the Premises to suit the Company’s use (the “Tenant Improvement Allowance”), which amount is included in the base rent set forth in the Boston Lease. In addition to the Tenant Improvement Allowance, the Company may receive up to $5.2 million for additional improvements to the Premises, which amount is subject to an 8% annual interest charge and may be paid in equal monthly installments.

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

The Boston Lease requires the Landlord to perform a scope of work to build-out the base building prior to the construction of the Premises. The Company concluded the accounting commencement date will occur when the Landlord completes the build-out of the base building and control passes to the Company. The Company will assess the classification of the Boston Lease at the accounting commencement date, and measure the ROU asset and lease liability. Payments made by the Company prior to commencement will be treated as prepaid rent which will increase the ROU asset. As of June 30, 2022 the Company has incurred an aggregate of $6.2 million related to the build out of the Premises prior to the Commencement Date.

In October 2021, the Company entered into a sublease for 11,931 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and has an initial noncancelable term of 12 months. The Company had the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term. The Company did not exercise this option. Therefore, this sublease is treated as a short term lease. The total fixed lease payments over the sublease term are approximately $1.4 million and the Company is also required to pay its proportional share of operating expenses.

Future minimum commitments under non-cancellable leases as of June 30, 2022 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2022	$2,337
2023	9,691
2024	9,982
2025	10,281
2026	10,590
Thereafter	65,196
Total lease payments	$108,077
Less: interest	(2)
Present value of operating lease liabilities	$108,075

During the three and six months ended June 30, 2022, the Company incurred rent expense of $0.8 million and $1.7 million, respectively. During the three and six months ended June 30, 2021, the Company incurred rent expense of $0.5 million and $0.9 million, respectively.

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022. Since the date of those financial statements, there have been no changes to its license agreements, except as noted below and as noted in Note 14, "Subsequent events."

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

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for each of the license agreements. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $46.2 million and $108 million in development and sales-based milestones, respectively. During the three months ended March 31, 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of June 30, 2022 and will be settled in cash. If the Company undergoes a change of control during the term of the license agreements, then certain of the milestone payments would be increased by a mid-double-digit percentage. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales, for each of the license agreements. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

Beam license agreement

In April 2019, the Company and Beam Therapeutics, Inc. ("Beam") entered into a collaboration and license agreement (the “Beam Agreement”). Pursuant to the Beam Agreement, the Company received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, gene editing, and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, or Cas12b technology, in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases. In addition, the Company granted Beam an exclusive, worldwide, sublicensable license under certain of its delivery technology to develop, manufacture, sell and import product candidates and products, except for base editor products licensed to Verve.

Both parties may conduct certain activities in accordance with an agreed-upon research and/or development plan. Following the dosing of the final patient in a Phase 1 clinical trial of a given licensed product, Beam has the right to opt in to share 33% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share profits and expenses of commercializing such licensed product in the United States on a 50/50 basis. If Beam exercises its opt-in right for a given licensed product, which we refer to following such opt-in as a collaboration product, it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. The term of the Beam Agreement continues until the last to expire of any royalty term for any product. The Company has the right to terminate the Beam Agreement as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Beam, provided that Beam has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired. The Company is responsible for all costs and expenses incurred in the conduct of activities under the research plan, any development plan and any costs and expenses for the development of a licensed product for which Beam has not elected to opt-in.

As partial consideration for the license rights granted by Beam under the Beam Agreement, the Company paid a one-time, nonrefundable fee through issuing 276,075 shares of its common stock with a fair value of $0.3 million. To the extent achieved, for each licensed product, the Company is also obligated to pay up to $11.3 million in development and regulatory-based milestones and $15.0 million in sales-based milestones. To the extent there are sales of a licensed product, the Company is required to pay low-to-mid single digit royalties on net sales. To the extent achieved, for each collaboration product outside of the United States, the Company is obligated to pay up to $5.6 million in development and regulatory-based milestones and $7.5 million in sales-based milestones. To the extent there are ex-U.S. sales of a collaboration product, the Company is required to pay low-to-mid single digit royalties on net sales. Due to the submission of the Company's CTA in New Zealand, a milestone payment of $0.2 million was triggered during the period ending June 30, 2022.

On July 5, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “Amended Beam Agreement”), which is further described in Note 14, “Subsequent events.”

To the extent there are sales of a delivery technology product, each party will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party; provided, however, that such royalty payments will not apply to net sales of the collaboration products or licensed products. The Company concluded the receipt of any milestone or royalty payments under the Beam Agreement was not probable as of June 30, 2022.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three and six months ended June 30, 2022 and 2021, the Company did not purchase any materials from Beam.

For the three and six months ended June 30, 2022, the Company did not sell any materials to Beam. For the three months ended June 30, 2021, the Company did not sell any materials to Beam. For the six months ended June 30, 2021, the Company recognized $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. The Company recognized research and development expense of less than $0.1 million and $0.1 million during the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. The milestones have not been achieved and no expense has been recorded for these milestones as of June 30, 2022.

Third-party license agreements

In October 2021, the Company entered into a license agreement with a third party to obtain a non-exclusive license to certain technology the Company is using for research and development. As consideration for the license and rights granted under the agreement, the Company made a one-time, non-refundable, upfront payment of $0.8 million during the three months ended December 31, 2021. The license agreement provides for specified development milestones relating to the licensed technology and requires the Company to make payments upon achievement of each milestone up to an aggregate amount of $10.0 million. The milestones have not been achieved and no expense has been recorded for these milestones as of June 30, 2022.

In June 2022, the Company amended the agreement to include three additional licensed products to the scope of the non-exclusive license. In consideration of the additional licensed products, the Company was required to make a one-time, non-refundable upfront payment of $2.8 million to such third party. This amount remained payable as of June 30, 2022 and was settled in cash in July 2022.

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

On January 1, 2022, 2,425,587 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan in accordance with the 2021 Plan described above. As of June 30, 2022, the Company had reserved 7,057,629 shares of the Company's common stock for issuance of equity awards, of which 3,456,180 shares remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,955	$708	$5,421	$1,021
General and administrative	2,694	643	4,432	1,000
Total stock-based compensation expense	$5,649	$1,351	$9,853	$2,021

Stock options

The following table provides a summary of stock option activity during the six months ended June 30, 2022:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2021	6,119,295	$9.44
Granted	2,103,350	27.34
Exercised	(172,699)	3.62
Forfeited	(164,729)	25.77
Outstanding at June 30, 2022	7,885,217	$14.09	8.5	$52,868
Exercisable at June 30, 2022	2,301,148	$4.40	7.8	$25,676
Expected to vest after June 30, 2022(1)	5,584,069	$18.08	8.8	$27,192

(1)
This represents the number of unvested options outstanding as of June 30, 2022 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of June 30, 2022.

As of June 30, 2022, there was $66.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock units

During the six months ended June 30, 2022, the Company granted 524,875 restricted stock units under the 2021 Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of June 30, 2022 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2021	32,000	$36.58
Restricted stock units granted	524,875	$20.48
Restricted stock units forfeited	(4,500)	$30.94
Unvested restricted stock units as of June 30, 2022	552,375	$21.33

As of June 30, 2022, there was $11.0 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.9 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The Company initially reserved 433,316 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on the first day of each fiscal year commencing on January 1, 2022 through January 1, 2031, by the number of shares equal to the least of (a) 1,083,290 shares, (b) 1% of the total outstanding shares of common stock on such date, and (c) a number of shares as may be determined by the board of directors in any particular year. The first offering period under the ESPP commenced on June 16, 2021 and ended on December 13, 2021. On January 1, 2022, 485,117 shares of common stock were added to the amount reserved for sale under the ESPP. As of June 30, 2022, 844,918 shares remained available for issuance under the ESPP. The second offering period ended on May 31, 2022, for which offering period the Company issued 25,218 shares. The next offering period commenced on June 1, 2022 and will end on November 30, 2022.

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

	As of June 30,
	2022	2021
Unvested restricted stock	—	268,816
Unvested restricted stock units	552,375	—
Outstanding options to purchase common stock	7,885,217	5,720,987
Total	8,437,592	5,989,803

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

13. Related party transactions

An executive officer of Beam is a board member of the Company. In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the three months ended June 30, 2021, the Company did not sell any materials to Beam. For the six months ended June 30, 2021, the Company recognized $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam. For the three and six months ended June 30, 2022, the Company did not sell any materials to Beam.

In October 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts. The sublease commenced in December 2021. Total expenses incurred under this sublease were $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

An executive of Broad was a board member of the Company until May 2021. In March 2019, the Company simultaneously entered into the Harvard/Broad License Agreement and Broad License Agreement for certain base editing technologies pursuant to which the Company received exclusive, worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed products and nonexclusive, worldwide, sublicensable, royalty-bearing licenses under certain patent rights to research and develop licensed products. Additional consideration under the license agreements include success payments. See Note 8, "License agreements."

14. Subsequent events

Amended and Restated Collaboration and License Agreement

On July 5, 2022, the Company entered into the Amended Beam Agreement.

Pursuant to the Amended Beam Agreement, Beam granted the Company an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards an additional liver-mediated, cardiovascular disease target. The Company will be responsible for the development and commercialization of products targeting such gene, subject to Beam’s opt-in right. Following the dosing of the final patient in a Phase 1 clinical trial of a licensed product for such gene, Beam has the right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. If Beam does not elect to opt-in, Beam would be entitled to receive milestones and royalties on the same basis as other collaboration products as provided in the Beam Agreement.

In exchange, the Company granted to Beam an exclusive, worldwide, sublicensable, fully paid-up license under the Company's intellectual property, including under the Company's GalNAc-LNP delivery technology, relating to a preclinical program developed by the Company.

In addition, the Amended Beam Agreement:

•
clarifies intellectual property rights with respect to the Company's GalNAc-LNP delivery technology;

•
grants Beam, on a target-by-target basis, the option to obtain a non-exclusive, worldwide, sublicensable license to the Company's GalNAc-LNP delivery technology for the development and commercialization of certain base editor products, as to which Beam would owe the Company a fee upon exercise of each option, certain regulatory and commercial sale milestones as well as low single-digit royalties on net sales for base editor products using the GalNAc-LNP delivery technology;
•
terminates the Company's rights and economic obligations under the Beam Agreement with respect to the undisclosed genes, allowing the Company and Beam to independently develop and commercialize products directed to such gene targets; and
•
concludes other licenses that applied under the Beam Agreement with respect to delivery and other technologies developed by the parties for the development and commercialization of base editor products.

The Amended Beam Agreement also contains representations and warranties, covenants, and other negotiated provisions, including confidentiality obligations, customary for transactions of this nature.

Strategic License and Collaboration Agreement

On July 18, 2022, the Company entered into the Vertex Agreement for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, on July 18, 2022, the Company entered into the Stock Purchase Agreement with Vertex, pursuant to which the Company agreed to sell and issue shares of its common stock to Vertex.

Pursuant to the Vertex Agreement, the Company will be responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. The Company’s research activities will be focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Vertex Agreement. Vertex will reimburse the Company’s research expenses consistent with an agreed-upon budget. The research term has an initial term of four years and may be extended by Vertex for up to one additional year.

Vertex will be solely responsible for subsequent development, manufacturing and commercialization of any product candidate resulting from the Company’s research efforts. The Company received an upfront payment from Vertex of $25 million on July 20, 2022. The Company is eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria and (ii) up to an aggregate of $340 million in development and commercial milestone payments. The Company is also eligible to receive tiered single-digit royalties on net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) ten years after the first commercial sale of such product in such country.

Prior to the first patient dosing of the first Phase 1 clinical trial for the first product candidate developed under the Vertex Agreement, the Company also has the right to opt-in to a profit share arrangement pursuant to which Vertex and the Company would share the costs and net profits for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, in lieu of milestones and royalties, the Company will be obligated to pay for a specified percentage of the development and commercialization costs, and it will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time the Company exercises the option, it may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise its opt-in right, the Company is required to pay a fee ranging from $25-70 million, depending on the profit/cost percentage elected by the Company and the licensed technology of the Company included in the most advanced product candidate at the time the Company exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

The Vertex Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. The Company and Vertex each have the right to terminate the agreement for material breach by, or insolvency of, the other party following notice, and if applicable, a cure period. Vertex may also terminate the Vertex Agreement in its entirety for convenience upon 90 days’ notice.

Stock Purchase Agreement

On July 18, 2022, in connection with the execution of the Vertex Agreement, the Company and Vertex also entered into the Stock Purchase Agreement for the sale and issuance of 1,519,756 shares of the Company’s common stock to Vertex at a price of $23.03 per share, which is equal to the five-day volume-weighted average share price as of July 15, 2022, for an aggregate purchase price of $35.0 million. The sale of the Company’s common stock closed on July 20, 2022.

The Stock Purchase Agreement includes lock-up restrictions with respect to the shares of common stock issued to Vertex. Pursuant to the terms of the Stock Purchase Agreement, Vertex has agreed not to, and to cause its affiliates not to, sell or transfer any of the shares for a period of 12 months following the date of issuance of the shares, subject to specified conditions and exceptions.

Follow-on public offering

On July 25, 2022, the Company issued and sold 9,583,334 shares of its common stock, including 1,250,000 shares of its common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share. The Company received net proceeds of approximately $242.9 million from the sale of shares in the follow-on offering after deducting underwriting discounts and commissions of approximately $15.5 million and offering costs of approximately $0.3 million.

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

Overview

We are a clinical-stage genetic medicines company pioneering a new approach to the care of cardiovascular disease, or CVD, transforming treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. Our goal is to disrupt the chronic care model for CVD by providing a new therapeutic approach with single-course in vivo gene editing treatments focused on addressing the root causes of this highly prevalent and life-threatening disease. Our initial two programs target PCSK9 and ANGPTL3, respectively, genes that have been extensively validated as targets for lowering blood lipids, such as low-density lipoprotein cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetime of patients with or at risk for atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD.

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

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, and our follow-on public offering.

On June 21, 2021, we completed our IPO in which we issued and sold an aggregate of 16,141,157 shares of our common stock, including 2,105,368 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate net proceeds of $281.6 million, after deducting underwriting discounts and offering expenses payable by us. Upon completion of the IPO, all 256,682,054 shares of outstanding convertible preferred stock automatically converted into 27,720,923 shares of common stock. Through June 30, 2022, we had raised an aggregate of $523.2 million in gross proceeds from the sale of our preferred stock in private placements and common stock in our IPO.

On July 18, 2022, we entered into a Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Pursuant to the Vertex Agreement, Vertex paid us $25.0 million in an upfront payment on July 20, 2022. We are eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria and (ii) up to an aggregate of $340 million in development and commercial milestone payments. We are also eligible to receive tiered single-digit royalties on net sales, subject to specified reductions.

On July 18, 2022, in connection with the execution of the Vertex Agreement, we also entered into a stock purchase agreement with Vertex, or the Stock Purchase Agreement, for the sale and issuance of 1,519,756 shares of our common stock to Vertex at a price of $23.03 per share, which is equal to the five-day volume-weighted average share price as of July 15, 2022, for an aggregate purchase price of $35.0 million, or the Private Placement. The Private Placement closed on July 20, 2022.

On July 25, 2022, we issued and sold 9,583,334 shares of our common stock, including an additional 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and commissions of approximately $15.5 million and offering costs of approximately $0.3 million.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Prior to the execution of the Vertex Agreement, on July 18, 2022, we had not recorded any revenue. Since our inception, we have incurred significant operating losses. Our net losses for the three and six months ended June 30, 2022 were $40.9 million and $71.1 million, respectively. Our net losses for the three and six months ended June 30, 2021 were $53.0 million and $66.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $258.0 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we advance VERVE-101 in our heart-1 clinical trial; continue our preclinical development of other product candidates; advance these product candidates toward clinical development; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates including VERVE-201, our development candidate targeting ANGPTL3; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $293.6 million. We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds of approximately $242.9 million from the July 2022 follow-on public offering, $35.0 million from the Private Placement with Vertex and $25.0 million upfront payment pursuant to the Vertex Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

In April 2022, we presented data from a comprehensive preclinical assessment of the potential for VERVE-101 to cause unintended, or off-target, DNA edits in primary human liver cells from multiple donors. We used multiple methods consistent with recent guidance from the U.S. Food and Drug Administration to identify more than 3,000 sites with the greatest experimental or bioinformatic similarity to the on-target site. We then used a sequencing assay to determine whether administration of VERVE-101 resulted in off-target editing at those sites. We did not observe any statistically significant off-target editing after treatment with VERVE-101 at the identified sites. We also evaluated the potential for off-target editing in non-target cells (spleen cells, adrenal cells, and hematopoietic stem cells) and other cellular contexts (pediatric human liver cells and human liver cell lines) and identified only two sites with statistically significant editing above untreated controls. The two instances of off-target editing occurred at doses greater than the dose we expect to achieve saturation for on-target editing. Based on these assessments, we believe that VERVE-101 has a low risk of off-target genomic modifications that would be expected to have an associated clinical adverse effect.

We have received clearance of our first clinical trial application, or CTA, for VERVE-101 in New Zealand and in July 2022, we announced that the first patient has been dosed with VERVE-101 in our heart-1 clinical trial. The trial is underway and is enrolling patients with HeFH in New Zealand. We anticipate obtaining regulatory clearances for a CTA in the United Kingdom and an investigational new drug application, or IND, in the United States in the second half of 2022. We are on track to complete the remaining IND-enabling studies in the third quarter of 2022.

The heart-1 clinical trial is designed to enroll approximately 40 adult HeFH patients with established ASCVD and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and reductions in blood PCSK9 protein and LDL-C. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. We expect to report interim clinical data from the heart-1 clinical trial including safety parameters, blood PCSK9 level, and blood LDL-C level in 2023.

ANGPTL3 Program

VERVE-201, our development candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, which affects approximately 1,300 patients in the United States. Similar to our approach with VERVE-101, we plan to expand the clinical development of VERVE-201 in a stepwise fashion beyond HoFH to patients with established

ASCVD who may need additional LDL-C and/or triglycerides reduction. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population. We plan to present updated preclinical data supporting VERVE-201’s advancement at the ESC 2022 Congress. We expect to begin IND-enabling studies in the second half of 2022.

We plan to utilize internally developed GalNAc-LNP technology in VERVE-201 to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to asialoglycoprotein receptors, in the liver, which bypass LDLR, thereby enabling uptake into the liver in HoFH patients.

In an ongoing proof of concept study of an ANGPTL3 base editor in NHPs (n=4), we observed a 96% reduction in blood ANGPTL3 protein from baseline, with follow-up out to approximately 20 months. In addition, no long-term impacts were observed on markers of liver toxicity, as measured by alanine aminotransferase (ALT) and bilirubin levels following treatment administration.

In addition, in our preclinical studies of our ANGPTL3 program using a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver an ANGPTL3-targeted base editor we observed approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline. We conducted these studies in an internally developed NHP model of HoFH, which we created by editing the LDLR gene in wild-type NHPs and eliminating LDLR expression in the livers of NHPs using a Cas9 and dual guide RNA strategy encapsulated in standard LNPs, which led to nearly 70% whole liver DNA editing at the LDLR gene and resulted in an approximately 94% reduction in LDLR protein in the liver and a six-fold increase in blood LDL-C.

We have also assessed the potential broad utility of our proprietary GalNAc-LNP approach for delivery of our ANGPTL3-targeted base editor, in a preclinical study evaluating delivery efficiency of an ANGPTL3 base editor using either a GalNAc-LNP or a standard LNP without GalNAc in wild-type NHPs with normal livers. In these studies, we observed that wild-type NHPs treated with our ANGPTL3-targeted base editor delivered via our GalNAc-LNP had an approximately 89% reduction in ANGPTL3 protein compared to an approximately 74% reduction in wild-type NHPs treated with a standard LNP. A follow up study in which we performed dose-response assessments at three dose levels (0.75 mg/kg, 1.5 mg/kg and 3.0 mg/kg) in wild-type NHPs confirmed the observation that the addition of GalNAc-lipid to a standard LNP enhanced potency of liver base editing. In this study, we observed greater editing potency of a ANGPTL3 precursor formulation with our GalNAc-LNP than with standard LNPs at day 14. We also observed that the use of a GalNAc-LNP led to reductions in blood ANGPTL3 protein at each dose level at day 14, including a 51% reduction at 0.75mg/kg, an 83% reduction at 1.5 mg/kg and a 98% reduction at 3.0 mg/kg. In this study, the alanine aminotransferase profiles over 14 days following treatment did not differ between NHPs treated with GalNAc-LNP versus a standard LNP. We also evaluated the biodistribution of editing following administration of an ANGPTL3 precursor at a dose of 1.5 mg/kg using our GalNAc-LNP and observed editing to be localized to the liver with minimal biodistribution to other organs.

We believe this data suggests that GalNAc-LNP delivery may have broad utility for liver editing in other indications.

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

We also plan to continue to closely monitor the ongoing impact of the COVID-19 pandemic on our employees and our other business operations. In an effort to provide a safe work environment for our employees, we have, among other things, limited employees in our office and lab facilities to those where on-site presence is needed for their job activities, increased the cadence of sanitization of our office and lab facilities, implemented various social distancing measures in our offices and labs including replacing all in-person meetings with virtual interactions. Recently, additional employees have returned to our office and lab facilities in limited capacities. We continue to provide personal protective equipment and recommend regular COVID-19 testing for employees and visitors present in our office and lab facilities. We continue to monitor the impact and effects of the COVID-19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

While the COVID-19 pandemic did not significantly impact our business or results for the three and six months ended June 30, 2022 and 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see Note 8, "License agreements" and Note 14, "Subsequent events" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of our results of operations

Revenue

Through June 30, 2022 and prior to the execution of the Vertex Agreement, we had not recorded any revenue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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
•
the cost of developing and validating our manufacturing process for use in our preclinical studies and ongoing, planned and future clinical trials, including the cost of raw materials used in our research and development activities;
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
•
the timing of filing and acceptance of INDs or comparable foreign applications that allow commencement of planned and future clinical trials for our product candidates;
•
the successful initiation, enrollment and completion of clinical trials;
•
our ability to achieve positive results from our ongoing and future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
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

Income tax

During the three and six months ended June 30, 2022 and 2021, we recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast that we will be in a taxable position in the near future.

Results of operations

Comparison of three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	$33,125	$13,423	$19,702
General and administrative	9,067	3,541	5,526
Total operating expenses	$42,192	$16,964	$25,228
Other income (expense):
Change in fair value of antidilution rights liability	-	(25,970)	25,970
Change in fair value of success payment liability	938	(10,036)	10,974
Interest and other income, net	308	5	303
Total other income (expense)	$1,246	$(36,001)	$37,247
Net loss	$(40,946)	$(52,965)	$12,019

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
(in thousands)	2022	2021	Change
Employee-related expenses	$10,917	$4,113	$6,804
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	7,462	3,681	3,781
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	5,552	2,990	2,562
License and milestone payments	3,047	25	3,022
Lab supplies	2,369	1,138	1,231
Facility-related costs (including depreciation)	1,602	821	781
Clinical trial costs	1,305	-	1,305
Other research and development costs	871	655	216
Total research and development expenses	$33,125	$13,423	$19,702

Research and development expenses were $33.1 million for the three months ended June 30, 2022, compared to $13.4 million for the three months ended June 30, 2021. The increase of $19.7 million was primarily due to the following:

•
an increase in personnel-related costs of $6.8 million, including stock-based compensation driven by an increase in headcount of employees involved in research and development activities;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs, of $3.8 million;
•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trial of $2.6 million;
•
an increase in research and development expense attributed to license and milestone payments of $3.0 million in 2022;
•
an increase in lab supplies of $1.2 million due to increased headcount and company growth;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $0.8 million due to increased investment in research and development;
•
an increase in clinical trial costs of $1.3 million associated with our heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101; and
•
an increase in other research and development costs of $0.2 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $9.1 million for the three months ended June 30, 2022, compared to $3.5 million for the three months ended June 30, 2021. The increase of approximately $5.5 million was primarily attributable to the following:

•
an increase of $3.5 million in personnel, facility and other expenses stemming from an increase in headcount to support our growth;
•
an increase of $1.4 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other miscellaneous expenses of $0.6 million, primarily due to increased insurance expense for our directors and officers insurance policy and other increases in software, IT, and other miscellaneous charges.

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

Change in fair value of success payments liability

During the three months ended June 30, 2022, the change in fair value of the success payments liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.9 million to other income. During the three months ended June 30, 2021, the change in fair value for the success payments liability of $10.0 million was primarily due to the increase in the fair value of our common stock.

Interest and other income, net

The increase of $0.3 million in interest and other income, net for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily attributable to increasing interest rates on marketable security balances.

Comparison of six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Operating expenses:
Research and development	57,614	$24,768	$32,846
General and administrative	16,503	6,257	10,246
Total operating expenses	$74,117	$31,025	$43,092
Other income (expense):
Change in fair value of antidilution rights liability	—	(25,574)	25,574
Change in fair value of success payment liability	2,615	(9,654)	12,269
Interest and other income, net	390	25	365
Total other income (expense)	$3,005	$(35,203)	$38,208
Net loss	$(71,112)	$(66,228)	$(4,884)

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2022 and 2021:

	Six months ended June 30,
(in thousands)	2022	2021	Change
Employee-related expenses	$19,849	$6,806	$13,043
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	13,702	7,691	6,011
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	9,657	5,385	4,272
Lab supplies	3,775	1,869	1,906
License and milestone payments	3,400	80	3,320
Facility-related costs (including depreciation)	3,031	1,600	1,431
Clinical trial costs	1,317	-	1,317
Other research and development costs	2,883	1,337	1,546
Total research and development expenses	$57,614	$24,768	$32,846

Research and development expenses were $57.6 million for the six months ended June 30, 2022, compared to $24.8 million for the six months ended June 30, 2021. The increase of $32.8 million was primarily due to the following:

•
an increase in personnel-related costs of $13.0 million, including stock-based compensation, driven by an increase in headcount of employees involved in research and development activities;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs, of $6.0 million;
•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trial of $4.3 million;
•
an increase in lab supplies of $1.9 million due to increased headcount and company growth;
•
an increase in research and development expense attributed to license and milestone payments of $3.3 million in 2022;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $1.4 million due to increased investment in research and development;
•
an increase in clinical trial costs of $1.3 million associated with our heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101; and
•
an increase in other research and development costs of approximately $1.6 million, primarily due to an increase in professional fees and consulting fees in support of increased investment in research and development activities.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $16.5 million for the six months ended June 30, 2022,compared to $6.3 million for the six months ended June 30, 2021. The increase of $10.2 million was primarily attributable to the following:

•
an increase of $6.5 million in personnel, facility and other expenses stemming from an increase in headcount to support our growth;
•
an increase of $2.1 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other miscellaneous expenses of $1.6 million, primarily due to increased insurance expense of $1.3 million for our directors and officers insurance policy and other increases in software, IT, and other miscellaneous charges.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income (expense)

Change in fair value of antidilution rights liability

The decrease in the change in the fair value of the antidilution rights liability was as a result of the liability being fully settled during the six months ended June 30, 2021 with the issuance of 878,098 shares of our common stock.

Change in fair value of success payments liability

During the six months ended June 30, 2022, the change in fair value of the success payments liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $2.6 million to other income. During the six months ended June 30, 2021, the change in fair value for the success payments liability of $9.7 million was primarily due to the increase in the fair value of our common stock.

Interest and other income, net

The increase of $0.4 million in interest and other income, net for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily attributable to higher balances and increasing interest rates on marketable security balances.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through June 30, 2022, we had raised an aggregate of $523.2 million in gross proceeds from sales of our preferred stock in private placements and common stock in our IPO.

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

As of June 30, 2022, we had $293.6 million in cash, cash equivalents and marketable securities. On July 20, 2022, we received $25.0 million from Vertex pursuant to the Vertex Agreement. Additionally, on July 20, 2022, we sold and issued 1,519,756 shares of our common stock to Vertex in connection with the Private Placement at a price of $23.03 per share for an aggregate purchase price of $35.0 million. On July 25, 2022, we issued and sold 9,583,334 shares of our common stock, including an additional 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and commissions of approximately $15.5 million and offering costs of approximately $0.3 million.

On July 1, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $150.0 million from time to time through Jefferies under an “at-the-market offering” program. Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the shares of our common stock by any method permitted by law deemed to be an "at-the-market offering" as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any shares under the Sales Agreement. We agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. We or Jefferies may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. On July 20, 2022, we delivered written notice to Jefferies that we were suspending and terminating the prospectus, or the ATM Prospectus, related to the sale of our common stock pursuant to the Sales Agreement. As a result, we will not make any sales of our common stock pursuant to the Sales Agreement unless and until a new prospectus, prospectus supplement or registration statement is filed. The Sales Agreement remains in full force and effect. As of the termination of the at-the-market offering, we had not issued and sold any shares of our common stock under the ATM Prospectus.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Six months ended June 30,
(in thousands)	2022	2021
Cash used in operating activities	$(60,265)	$(28,482)
Cash provided by investing activities	67,874	30,203
Cash provided by financing activities	950	376,732
Net increase in cash, cash equivalents and restricted cash	$8,559	$378,453

Operating activities

For the six months ended June 30, 2022, net cash used in operating activities was $60.3 million, consisting primarily of our net loss of $71.1 million, partially offset by changes in our operating assets and liabilities of approximately $0.1 million and by the following non-cash changes: stock-based compensation of $9.9 million, depreciation expense of $1.2 million, non-cash lease expense of $1.0 million and amortization of investment premiums of $1.2 million offset by the non-cash change in the fair value of the success payment liability of $2.6 million.

For the six months ended June 30, 2021, net cash used in operating activities was $28.5 million, consisting primarily of our net loss of $66.2 million and a decrease in our operating assets and liabilities of approximately $1.5 million. These amounts were partially offset by the following non-cash changes: $25.6 million associated with the fair value change in antidilution rights liability, $9.7 million associated with the fair value change in success payments liability, stock-based compensation of $2.0 million, non-cash lease expense of approximately $0.8 million, depreciation expense of $0.7 million and amortization of investment premiums of $0.4 million.

Investing activities

For the six months ended June 30, 2022, net cash provided by investing activities was $67.9 million and consisted of maturities of marketable securities of approximately $147.7 million, partially offset by purchases of marketable securities of $74.2 million and purchases of property and equipment of $5.6 million, primarily related to lab equipment.

For the six months ended June 30, 2021, net cash provided by investing activities was $30.2 million and consisted of maturities of marketable securities of $43.8 million, offset partially by purchases of marketable securities of $11.2 million and purchases of property and equipment of $2.4 million, primarily related to lab equipment.

Financing activities

For the six months ended June 30, 2022, net cash provided by financing activities was $1.0 million, consisting of proceeds from exercises of stock options of approximately $0.7 million and issuance of shares through our employee stock purchase plan of $0.3 million.

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

Specifically, our expenses will increase if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and, if the IND and CTA are cleared, as applicable, in the United States and United Kingdom;
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
•
make milestone payments to Beam under our amended and restated collaboration and license agreement with Beam, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, and milestone payments or success payments to Harvard and Broad under the Harvard/ Broad License Agreements, and potential payments to other third parties under our other collaboration agreements or under any additional future collaboration or license agreements that we obtain;
•
ultimately establish a sales, marketing, and distribution infrastructure to commercialize any drug products for which we may obtain marketing approval, either by ourselves or in collaboration with others;
•
generate revenue from commercial sales of product candidates we may develop for which we receive marketing approval;
•
further develop base editing and novel gene editing technology;
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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $293.6 million. We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds of approximately $242.9 million from the July 2022 follow-on public offering, $35.0 million from the Private Placement with Vertex and the $25.0 million upfront payment from Vertex pursuant to the Vertex Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three months ended June 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on March 14, 2022. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations.

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

During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 14, 2022.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 14, 2022.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $72.9 million, which consisted of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of June 30, 2022, we also had marketable securities of $220.7 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, and have incurred significant operating losses. Our net losses were $71.1 million for the six months ended June 30, 2022 and $120.3 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $258.0 million. Through June 30, 2022 and prior to the execution of the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, we had generated no revenue. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Vertex Agreement. We have devoted all of our efforts to research and development and are still in the early stages of development of our research programs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and, if the investigational new drug application, or IND, and clinical trial application, or CTA, are cleared, as applicable, in the United States and United Kingdom;
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
•
make milestone payments to Beam Therapeutics Inc., or Beam, under our amended and restated collaboration and license agreement with Beam, or the Beam Agreement, milestone payments to Acuitas Therapeutics Inc., or Acuitas, under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, and milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
•
ultimately establish a sales, marketing, and distribution infrastructure to commercialize any drug products for which we may obtain marketing approval, either by ourselves or in collaboration with others;
•
generate revenue from commercial sales of product candidates we may develop for which we receive marketing approval;
•
further develop base editing and novel gene editing technology;
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

We have only recently initiated clinical development of our first product candidate and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1b clinical trial of VERVE-101, continue research, development and preclinical testing, initiate additional clinical trials and potentially seek marketing approval for VERVE-101 and any other product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future capital requirements will depend on many factors, including:

•
the costs of acquiring licenses for the delivery modalities that will be used with our product candidates;
•
the progress, costs and results of our ongoing Phase 1b clinical trial of VERVE-101 and any future clinical development of VERVE-101;
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

As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $293.6 million. We believe that our existing cash, cash equivalents and marketable securities, together with the net proceeds of approximately $242.9 million from the July 2022 follow-on public offering, $35.0 million from Vertex in the private placement and $25.0 million upfront payment from Vertex pursuant to the Vertex Agreement, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. For example, while the potential impact and duration of the COVID-19 pandemic on the global economy and our business in particular may be difficult to assess or predict, the pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could in the future negatively affect our liquidity. We have no committed source of additional capital and, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for product candidates we may develop at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates we may develop in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, conducting preclinical studies and an early-stage clinical trial. In July 2022, we initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in New Zealand. Our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

Risks related to discovery and development

We are very early in our development efforts, and we have not yet completed IND- enabling studies of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date primarily on research efforts and preclinical development. In July 2022, we initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in New Zealand. We anticipate obtaining regulatory clearances for a CTA in the United Kingdom and an IND application in the United States in the second half of 2022, but we cannot provide assurances that such clearances will be obtained. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities. We have had initial discussions with the FDA and other regulatory authorities with respect to our clinical trial design for our planned Phase 1 clinical trial of VERVE-101, but we have not yet made regulatory submissions to the FDA with respect to the planned trial design and that trial design may change subject to those discussions. While we received clearance of our first CTA for VERVE-101 in New Zealand, there can be no assurance that other regulatory agencies, including the FDA, will accept an IND or CTAs.

The FDA or other regulatory agencies may require us to complete additional preclinical studies or require us to satisfy other requests prior to commencing clinical trials in the respective countries, which may delay our clinical trials beyond our planned timeline. As a result, we cannot be certain that we will be able to obtain clearance of an IND application in the United States or a CTA in the United Kingdom in the second half of 2022. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including countries in the European Union.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of VERVE-101 and any other product candidates we may identify and develop will depend on many factors, including the following:

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
•
positive results from our ongoing and future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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

If we do not succeed in one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business. If we are unable to advance our product candidates through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Gene editing, including base editing, is a novel technology that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

We are focused on developing medicines utilizing gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-101 and in our ANGPTL3 program have not yet been clinically tested, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology, will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

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

Similarly, another new gene editing technology that has not been discovered yet may be developed by third parties and may be determined to be more attractive than base editing for the gene targets that we are pursuing with base editing technology. We also are seeking to develop a novel gene editing development candidate as part of our collaboration with Vertex, including seeking to identify and engineer specific gene editing systems and delivery systems directed to a target of interest. We have not previously developed novel gene editing technology on our own and have in-licensed gene editing technology from third parties. We cannot be certain that we will be able to successfully develop novel gene editing systems for the target or for any other targets.

Moreover, we cannot be certain we will be able to obtain any necessary rights to develop other gene editing technologies. Although all of our founders who currently provide consulting and advisory services to us in the area of base editing technologies have assignment of inventions obligations to us with respect to the services they perform for us, these assignment of inventions obligations are subject to limitations and do not extend to their work in other fields or to the intellectual property arising from their employment with their respective academic and research institutions. To obtain intellectual property rights assigned by these founders to such institutions, we would need to enter into license agreements with such institutions, which may not be available on commercially reasonable terms or at all. Any of these factors could reduce or eliminate our commercial opportunity and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which recently reported clinical data from a Phase 1 trial of a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to identify and develop potential product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates using gene editing technologies. We have only just initiated our first clinical trial in New Zealand and we have not yet completed IND-enabling studies or submitted an IND in the United States for any product candidate. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval.

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

The COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and prospects.

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

The future progression of the pandemic and its effects on our business and operations are uncertain. We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we have faced and may face disruptions that affect our ability to initiate and complete preclinical studies and clinical trials, and disruptions in procuring items that are essential for our research and development activities, including:

•
raw materials and supplies used in the production and purification of messenger RNA, or mRNA, nucleic acids as well as lipids used in the production of lipid nanoparticles, or LNPs;
•
raw materials and supplies used in the manufacture of any product candidates we may develop;
•
laboratory supplies used in our preclinical studies and clinical trials; and
•
animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address components of the pandemic.

We and our CROs and CMOs may also face disruptions related to our ongoing and future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites.

The response to the COVID-19 pandemic may also redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property, for example by causing interruptions or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines. We have experienced delays with the FDA as a result of the COVID-19 pandemic. In addition, we may face impediments or delays to regulatory meetings and approvals due to measures intended to limit in-person interactions. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, although for the reasons described above it has the potential to adversely affect our business, financial condition, results of operations and prospects.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. If we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. The time required to obtain approval from the FDA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have only recently initiated a clinical trial for VERVE-101 and have not yet completed any clinical trials. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of our product candidates we may develop are successful, these product candidates we may develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Furthermore, even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the outcome of our preclinical testing and studies will ultimately support the further development of our current or future product candidates or whether regulatory authorities will accept our proposed clinical programs. As a result, we may not be able to submit an IND in the United States or comparable foreign applications to initiate clinical development on the timelines we expect, if at all, and the submission of these applications may not result in regulatory authorities allowing clinical trials to begin. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

The FDA, EMA and other comparable foreign regulatory authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from our ongoing or future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, EMA or any other comparable foreign regulatory authorities.

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

We have only recently initiated and begun conducting a clinical trial. As a result, our belief in the potential capabilities of our programs is based on early research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We have conducted several preclinical studies of our product candidates in non-human primates, but we cannot be certain that the results observed in such studies will translate into similar results in clinical trials of our product candidates in humans. Our ongoing or future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. We recently initiated our heart-1 clinical trial for VERVE-101 in New Zealand. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue additional clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Given the large patient population for atherosclerotic cardiovascular disease, or ASCVD, if we expand clinical development of VERVE-101 for the treatment of patients with established ASCVD, the number of patients that may be required for clinical trials could be high, we may not be able to enroll a sufficient number of patients and we may not be able to initiate or complete clinical trials of VERVE-101 for the treatment of patients with established ASCVD. Because of the small patient population for homozygous familial hypercholesterolemia, or HoFH, we may have difficulty enrolling patients and we may not be able to initiate or complete clinical trials for our ANGPTL3 program for the treatment of HoFH.

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

We only recently initiated our heart-1 clinical trial for VERVE-101. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and none involving base editing technology similar to our technology. Furthermore, there has not been any gene editing product candidate that has received regulatory approval for use in humans. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that gene editing technologies will not cause undesirable side effects, as improper editing of a patient’s DNA could lead to lymphoma, leukemia or other cancers or other aberrantly functioning cells.

A significant risk in any gene editing product candidate is that “off-target” edits may occur, which could cause serious adverse events, undesirable side effects or unexpected characteristics. We cannot be certain that off-target editing will not occur in any of our ongoing or future clinical studies, and the lack of observed side effects in preclinical studies does not guarantee that such side effects will not occur in human clinical studies. There is also the potential risk of delayed or late presentation of adverse events following exposure to gene editors due to the potential permanence of edits to DNA or due to other components of product candidates used to carry the genetic material. Further, because gene editing makes a permanent change, the therapy cannot be withdrawn, even after a side effect is observed.

We intend to use LNPs to deliver our gene editors to the liver. LNPs have recently been used to deliver mRNA in humans, including the COVID-19 vaccines developed by Pfizer Inc., or Pfizer, and BioNTech SE and by Moderna, Inc., and LNPs are being used to deliver mRNA for therapeutic use in clinical trials. LNPs have the potential to induce liver injury and/or initiate a systemic inflammatory response, either of which could potentially be fatal. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: liver injury, immune reactions, infusion reactions, complement reactions, opsonization reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the polyethylene glycol, or PEG, from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our ongoing or future clinical trials. Some of these types of adverse effects have been observed for other LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in ongoing or future clinical trials and would result in significant delays in our programs.

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

From time to time, we may publish or report interim or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. For example, our clinical trial design for our Phase 1b clinical trial of VERVE-101 includes an interim analysis of three-month data from the trial and these data could be materially different than the data reported at the end of the study. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are conducting a clinical trial, and plan to conduct additional clinical trials, at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting and plan to conduct one or more of additional clinical trials with one or more trial sites that are located outside the United States, including our ongoing Phase 1 trial of VERVE-101 in New Zealand and other foreign countries. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Although we intend to design the clinical trials for any product candidates we may develop, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct ongoing and future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our preclinical studies and clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs and other third parties do not perform preclinical studies and ongoing and future clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of any product candidates we may develop may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

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

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of any current or future product candidates that we may develop, our third-party manufacturers will be required to increase their production and optimize their manufacturing processes while maintaining the quality of the product. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if they are unable to produce increased amounts of our product candidates while maintaining the quality of the product, then we may not be able to meet the demands of our ongoing or future clinical trials or market demands, which could decrease our ability to generate profits and have a material adverse impact on our business and results of operation.

We have entered into collaborations, and may enter into additional collaborations, with third parties for the research, development, manufacture and commercialization of programs or product candidates. If these collaborations are not successful, our business could be adversely affected.

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the Beam Agreement to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology; and in July 2022, we entered into the Vertex Agreement for a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the Beam Agreement, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, upon execution of the Beam Agreement, we issued 276,075 shares of our common stock to Beam and in connection with the execution of the Vertex Agreement, we completed a private placement with Vertex pursuant to which we issued 1,519,756 shares of our common stock to Vertex. In addition, under the Cas9 License Agreement, we issued 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also had anti-dilution rights, pursuant to which we issued Broad and Harvard an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings. We also issued 878,098 additional shares of common stock to Broad and Harvard upon the closing of our IPO pursuant to the Cas9 License Agreement. We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. In September 2021, we notified Harvard and Broad that our average market capitalization exceeded three specified thresholds as of a relevant measurement date and aggregate success payments of approximately $6.3 million became payable under the Cas9 License Agreement, which we settled in cash in November 2021.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our gene editing technology and product candidates. For example, we are a party to the Beam Agreement, the Cas9 License Agreement, the Acuitas Agreement and other license agreements, pursuant to which we in-license and have acquired key patents and patent applications for our gene editing technology, LNP technology and product candidates. These license agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our gene editing technology or product candidates covered by the intellectual property licensed under these agreements.

These and other licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our gene editing technology and product candidates in the future. Some licenses and acquired patents granted to us are expressly subject to certain preexisting rights held by the licensor or certain third parties. As a result, we may not be able to prevent competitors from developing and commercializing competitive products in certain territories or fields. If we determine that rights to such excluded fields are necessary to commercialize our product candidates or maintain our competitive advantage, we may need to obtain a license from such third party in order to continue developing, manufacturing or marketing our product candidates. We may not be able to obtain such a license on an exclusive basis, on commercially reasonable terms, or at all, which could prevent us from commercializing our product candidates or allow our competitors or others the chance to access technology that is important to our business.

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

We do not have complete control in the preparation, filing, prosecution, maintenance, enforcement and defense of patents and patent applications covering the technology that we license or have acquired from third parties. It is possible that our licensors’ enforcement of patents against infringers or defense of such patents against challenges of validity or claims of enforceability may be less vigorous than if we had conducted them ourselves, or may not be conducted in accordance with our best interests. We cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced and defended in a manner consistent with the best interests of our business. If our licensors fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, our right to develop and commercialize any of our product candidates we may develop that are the subject of such licensed rights could be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, a monoclonal antibody, or mAb, marketed as Repatha by Amgen, is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and in patients with ASCVD. Alirocumab, a mAb marketed as Praluent by Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. Regeneron has sole U.S. rights to alirocumab and Sanofi has sole ex-U.S. rights to alirocumab. The approved mAb treatments act through extracellular inhibition of PCSK9 protein. Inclisiran, a small interfering RNA, or siRNA, marketed as Leqvio by Novartis AG, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition.

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

We currently rely, and expect to continue to rely, on CMOs to manufacture our product candidates. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of our product candidates may be delayed.

We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including pandemics, including the ongoing COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We will face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in human clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the ongoing, planned and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and European Union rules and regulations ceased to apply to the United Kingdom starting on January 1, 2021. The Medicines and Healthcare products Regulatory Agency, or the MHRA, is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the United Kingdom the body of European Union law governing medicinal products that pre-existed before the United Kingdom’s withdrawal from the European Union.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the United Kingdom, in addition to any planned marketing authorisation applications for the EMA.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced in 2021 receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the omicron variant, the FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of June 2022 but the full 2% cut resumed thereafter on July 1, 2022.The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, reduce the prices of pharmaceuticals under Medicare and Medicaid. Congress continues to consider various legislative measures to limit the costs of prescription drugs, including authorizing Medicare to negotiate the prices of certain pharmaceuticals with manufacturers each year, capping beneficiary out-of-pocket Part D drug costs at $2,000 a year, and penalizing drug manufacturers for price hikes that outpace inflation.

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

We are exposed to the risk of fraud or other misconduct by our employees, vendors, consultants and partners, and, for our clinical trials, our principal investigators and CROs. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA, the European Commission, and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of Sekar Kathiresan, M.D., our chief executive officer, Andrew Ashe, J.D., our president, chief operating officer and general counsel, Allison Dorval, our chief financial officer, and Andrew Bellinger, M.D., Ph.D., our chief scientific officer and chief medical officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

To the extent we experience a material system failure, accident, cyber-attack or security breach, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21.8% of our common stock as of August 4, 2022. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of June 30, 2022, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

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

10.1

Open Market Sale AgreementSM, dated as of July 1, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3, filed with the SEC on July 1, 2022).

10.2*	Second Amendment to Lease, dated as of June 17, 2022, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: August 9, 2022	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial Officer