Form 10-Q
period 2022-09-30
Verve Therapeutics, Inc.
filed 2022-11-07
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-40489

VERVE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4800132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Brookline Avenue, Suite 601 Boston, Massachusetts	02215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 603-0070

500 Technology Square, Suite 901

Cambridge, Massachusetts 02139

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

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

As of November 3, 2022, the registrant had 61,603,788 shares of common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing of our submissions of investigational new drug, or IND, applications, and clinical trial applications to regulatory authorities;
•
the timing and conduct of our heart-1 clinical trial, an ongoing Phase 1 clinical trial of VERVE-101, including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the results of the clinical trials will become available;
•
our expectations related to the hold that the U.S. Food and Drug Administration, or FDA, placed on our IND application to conduct a clinical trial evaluating VERVE-101 in the United States, including the communication plans and timing of the FDA and our plans and expectations for discussions with the FDA and the outcomes from the discussions;
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
•
We are very early in our development efforts, and we only recently initiated our first clinical trial of a product candidate, VERVE-101, our product candidate targeting PCSK9. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed;
•
The U.S. Food and Drug Administration, or the FDA, has placed the investigational new drug application to conduct a clinical trial evaluating VERVE-101 in the United States on hold. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States;
•
Gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for VERVE-101 and VERVE-201, our product candidate targeting ANGPTL3, on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business. We are also seeking to discover new gene editing technologies and may not be successful in doing so;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$277,019	$64,330
Marketable securities	273,691	296,112
Collaboration receivable	929	—
Prepaid expenses and other current assets	9,991	6,686
Total current assets	561,630	367,128
Property and equipment, net	15,159	7,224
Restricted cash	4,824	5,237
Operating lease right-of-use assets	91,332	1,839
Other long-term assets	410	2,696
Total assets	$673,355	$384,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$465	$7,077
Accrued expenses	19,649	12,992
Lease liability, current portion	8,904	1,955
Total current liabilities	29,018	22,024
Long-term lease liability	71,011	—
Success payment liability	5,062	4,371
Deferred revenue, non-current	20,014	—
Other long-term liabilities	307	377
Total liabilities	125,412	26,772
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 60,443,175 and 48,511,735 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	61	49
Additional paid-in capital	851,954	544,381
Accumulated other comprehensive loss	(920)	(228)
Accumulated deficit	(303,152)	(186,850)
Total stockholders’ equity	547,943	357,352
Total liabilities and stockholders’ equity	$673,355	$384,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2022	2021	2022	2021
Collaboration revenue	$929	$—	$929	$—
Operating expenses:
Research and development	35,197	17,495	92,811	42,263
General and administrative	9,592	6,007	26,095	12,264
Total operating expenses	44,789	23,502	118,906	54,527
Loss from operations	(43,860)	(23,502)	(117,977)	(54,527)
Other (expense) income:
Change in fair value of antidilution rights liability	—	—	—	(25,574)
Change in fair value of success payment liability	(3,306)	700	(691)	(8,954)
Interest and other income, net	1,976	53	2,366	78
Total other (expense) income, net	(1,330)	753	1,675	(34,450)
Net loss	$(45,190)	$(22,749)	$(116,302)	$(88,977)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.79)	$(0.47)	$(2.26)	$(4.52)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	57,207,125	47,992,773	51,516,037	19,698,450
Comprehensive Loss:
Net loss	$(45,190)	$(22,749)	$(116,302)	$(88,977)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	18	(5)	(692)	(10)
Comprehensive loss	$(45,172)	$(22,754)	$(116,994)	$(88,987)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Vesting of restricted common stock	—	—	134,409	—	—	—	—	—
Exercise of stock options	—	—	48,745	—	72	—	—	72
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	670	—	—	670
Net loss	—	—	—	—	—	—	(13,263)	(13,263)
Balance at March 31, 2021	256,682,054	$218,919	2,768,943	$3	$3,358	$7	$(79,799)	$(76,431)
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(256,682,054)	(218,919)	27,720,923	28	218,891	—	—	218,919
Issuance of common stock from initial public offering, net of issuance costs of $25,098	—	—	16,141,157	16	281,568	—	—	281,584
Issuance of common stock to licensor institutions	—	—	878,098	1	32,489	—	—	32,490
Vesting of restricted common stock	—	—	134,408	—	—	—	—	—
Exercise of stock options	—	—	303,467	—	452	—	—	452
Unrealized loss on available-for-sale securities	—	—	—	—	—	(4)	—	(4)
Stock-based compensation	—	—	—	—	1,351	—	—	1,351
Net loss	—	—	—	—	—	—	(52,965)	(52,965)
Balance at June 30, 2021	—	$—	47,946,996	$48	$538,109	$3	$(132,764)	$405,396
Vesting of restricted common stock	—	—	134,408	—	—	—	—	—
Unrealized loss on available-for-sale securities	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	2,293	—	—	2,293
Net loss	—	—	—	—	—	—	(22,749)	(22,749)
Balance at September 30, 2021	—	$—	48,081,404	$48	$540,402	$(2)	$(155,513)	$384,935

Balance at December 31, 2021	—	$—	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	—	—	143,506	—	505	—	—	505
Unrealized loss on available-for-sale securities	—	—	—	—	—	(504)	—	(504)
Stock-based compensation	—	—	—	—	4,203	—	—	4,203
Net loss	—	—	—	—	—	—	(30,166)	(30,166)
Balance at March 31, 2022	—	$—	48,655,241	$49	$549,089	$(732)	$(217,016)	$331,390
Exercise of stock options	—	—	29,193	—	120	—	—	120
Issuance of common stock under employee stock purchase plan	—	—	25,218	—	325	—	—	325
Unrealized loss on available-for-sale securities	—	—	—	—	—	(206)	—	(206)
Stock-based compensation	—	—	—	—	5,650	—	—	5,650
Net loss	—	—	—	—	—	—	(40,946)	(40,946)
Balance at June 30, 2022	—	$—	48,709,652	$49	$555,184	$(938)	$(257,962)	$296,333
Exercise of stock options	—	—	413,503	—	1,107	—	—	1,107
Issuance of common stock in connection with the Vertex Agreement	—	—	1,519,756	2	39,985	—	—	39,987
Issuance of common stock from follow-on public offering, net of issuance costs of $15.9 million	—	—	9,583,334	10	242,838	—	—	242,848

Issuance of common stock from At-the-Market offering, net of issuance costs of $0.6 million	—	—	216,930	—	6,920	—	—	6,920
Unrealized gain on available-for-sale securities	—	—	—	—	—	18	—	18
Stock-based compensation	—	—	—	—	5,920	—	—	5,920
Net loss	—	—	—	—	—	—	$(45,190)	(45,190)
Balance at September 30, 2022	—	$—	60,443,175	$61	$851,954	$(920)	$(303,152)	$547,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Nine months ended September 30,
(unaudited, in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(116,302)	$(88,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,879	1,063
Non-cash lease expense	2,279	1,345
Amortization of premium on marketable securities	1,114	768
Stock-based compensation	15,773	4,314
Change in fair value of antidilution rights	—	25,574
Change in fair value of success payments liabilities	691	8,954
Changes in operating assets and liabilities:
Collaboration receivable	(929)	—
Prepaid expenses and other assets	(9,368)	(5,667)
Accounts payable	(6,411)	3,344
Accrued expenses and other liabilities	4,661	864
Operating lease liabilities	(2,841)	(1,419)
Deferred revenue	20,014	—
Net cash used in operating activities	(89,440)	(49,837)
Cash flows from investing activities:
Purchases of property and equipment	(8,264)	(3,378)
Purchases of marketable securities	(222,078)	(234,490)
Maturities of marketable securities	242,700	55,755
Net cash provided by investing activities	12,358	(182,113)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock, net	—	93,759
Proceeds from initial public offering, net of underwriting discount	—	285,214
Proceeds from the issuance of common stock in connection with the Vertex Agreement	39,986	—
Proceeds from issuance of common shares, net of commissions	247,919	—
Payment of equity offering costs	(605)	(3,632)
Proceeds from exercise of stock options	1,733	524
Issuance of shares through employee stock purchase plan	325	—
Net cash provided by financing activities	289,358	375,865
Increase in cash, cash equivalents and restricted cash	212,276	143,915
Cash, cash equivalents and restricted cash—beginning of period	69,567	9,456
Cash, cash equivalents and restricted cash—end of period	$281,843	$153,371
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$2,025	$361
Offering costs included in accounts payable and accrued liabilities	$175	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$218,919
Settlement of antidilution rights liability by issuing common stock	$—	$32,490
Right-of-use assets obtained in exchange for new operating lease liabilities	$81,244	$809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Nature of the business and basis of presentation

Organization

Verve Therapeutics, Inc. (the “Company” or “Verve”) is a genetic medicines company pioneering a new approach to the care of cardiovascular disease, transforming treatment from chronic management to single-course gene editing medicines. The Company was incorporated on March 9, 2018 as Endcadia, Inc., a Delaware corporation, and began operations shortly thereafter. In January 2019, the Company amended its certificate of incorporation to change its name to Verve Therapeutics, Inc. The Company’s principal offices are located in Boston, Massachusetts.

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

On July 18, 2022, the Company entered into a Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease, as further described in Note 8, “License agreements.” Pursuant to the Vertex Agreement, Vertex paid the Company $25.0 million in an upfront payment on July 20, 2022. The Company is eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria and (ii) up to an aggregate of $340 million in development and commercial milestone payments. The Company is also eligible to receive tiered single-digit royalties on net sales, subject to specified reductions.

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

On July 25, 2022, the Company completed a follow-on public offering of common stock, pursuant to which the Company issued and sold 9,583,334 shares of its common stock, including an additional 1,250,000 shares sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and commissions of approximately $15.5 million and offering costs of approximately $0.3 million.

On July 1, 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company's common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. As of September 30, 2022, the Company had sold 216,930 shares of its common stock under the Sales Agreement for aggregate net proceeds of $7.3 million, after deducting commissions and offering expenses payable by the Company. The Company sold an additional 1,063,238 shares of its common stock under the Sales Agreement for aggregate net proceeds of $36.0 million subsequent to September 30, 2022.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $550.7 million as of September 30, 2022, will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2022, the results of its operations and other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in Note 2, "Summary of significant accounting policies," in the audited consolidated financial statements for the year ended December 31, 2021, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2022. Since the date of those financial statements, the Company has additionally adopted the revenue recognition policy discussed further below. There have been no other changes to the Company's significant accounting policies.

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	September 30,	September 30,
(in thousands)	2022	2021
Cash and cash equivalents	$277,019	$148,134
Restricted cash	4,824	5,237
Total cash, cash equivalents and restricted cash	$281,843	$153,371

Recently adopted accounting pronouncements

Leases

During the quarter ended September 30, 2021, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach as of January 1, 2021. The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2021 have been retroactively adjusted to reflect the adoption of ASC 842, including retroactive adjustments to the unaudited interim condensed consolidated statement of cash flows and certain additional footnote disclosures as included herein. The adoption of ASC 842 had no material impact to the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2021.

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

Revenue Recognition

The Company enters into collaboration agreements which are within the scope of ASC Topic 606, "Revenue from Contracts with Customers" (“ASC 606”), under which the Company licenses rights to certain of the Company’s product candidates and performs research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised goods or services in the Company’s arrangements typically consist of license rights to the Company’s intellectual property and research and development services. The Company provides options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the number of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

The Company’s contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, the Company has not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of the Company’s collaboration arrangements.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from any of the Company’s collaboration arrangements.

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, the Company utilizes comparable transactions, clinical trial success probabilities, and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

3. Marketable securities

Marketable securities by security type consisted of the following:

	September 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses*	Fair value
U.S. treasury bills and notes	$142,678	$—	$(639)	$142,039
U.S. agency securities	131,933	3	(284)	131,652
Total	$274,611	$3	$(923)	$273,691

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses*	Fair value
U.S. treasury bills and notes	$277,559	$—	$(218)	$277,341
U.S. agency securities	18,781	—	(10)	18,771
Total	$296,340	$—	$(228)	$296,112

*The Company reviews its marketable securities for impairment each period whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable. As of September 30, 2022 and December 31, 2021, the Company expected its investments to recover through the remaining term of the security and concluded no impairment existed.

The remaining contractual maturities of all marketable securities were less than one year as of September 30, 2022 and December 31, 2021.

4. Property and equipment, net

Property and equipment, net, consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Lab equipment	$15,887	$8,567
Furniture and fixtures	2,452	566
Computer equipment	739	158
Leasehold improvements	293	266
Total property and equipment	19,371	9,557
Less accumulated depreciation	(4,212)	(2,333)
Property and equipment, net	$15,159	$7,224

The following table summarizes depreciation expense incurred:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Depreciation expense	$717	$412	$1,879	$1,063

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to our license agreements with the President and Fellows of Harvard College ("Harvard"), and The Broad Institute, Inc.(“Broad”), which license agreements are referred to herein as the Harvard/Broad License Agreement and Broad License Agreement.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of September 30, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$184,677	$184,677	$—	$—
Marketable securities:
U.S. treasury bills and notes	142,039	—	142,039	—
U.S. agency securities	131,652	—	131,652	—
Total assets	$458,368	$184,677	$273,691	$—
Liabilities
Success payment liability	$5,062	$—	$—	$5,062
Total liabilities	$5,062	$—	$—	$5,062

	As of December 31, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,127	$58,127	$—	$—
Marketable securities:
U.S. treasury bills and notes	277,341	—	277,341	—
U.S. agency securities	18,771	—	18,771	—
Total assets	$354,239	$58,127	$296,112	$—
Liabilities
Success payment liability	$4,371	$—	$—	$4,371
Total liabilities	$4,371	$—	$—	$4,371

Cash Equivalents—Cash equivalents of $184.7 million and $58.1 million as of September 30, 2022 and December 31, 2021, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company remeasured the liability at fair value with increases of $3.3 million and $0.7 million recorded to other income for the three and nine months ended September 30, 2022, respectively. The Company remeasured the liability at fair value with a decrease of $0.7 million recorded to other income for the three months ended September 30, 2021 and an increase of $9.0 million recorded to other expense for the nine months ended September 30, 2021.

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

The primary inputs used in valuing the success payments liability associated with the Company’s realization of a certain valuation threshold, were as follows:

	At September 30, 2022	At December 31, 2021
Fair value of common stock (per share)	$34.35	$36.87
Equity volatility	87%	77%

In February 2021, the Company provided written notice to Broad of its election to terminate the Broad License Agreement, which termination became effective in June 2021.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2022 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Changes in fair value	691
Balance at September 30, 2022	$5,062

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2021 is as follows:

(in thousands)	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2020	$6,916	$2,806	$9,722
Issuance of common stock	(32,490)	-	(32,490)
Changes in fair value	25,574	8,954	34,528
Balance at September 30, 2021	$—	$11,760	$11,760

6. Accrued expenses

Accrued expenses consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued external research and development expenses	$8,543	$5,041
Employee compensation and related benefits	6,305	6,050
License and milestone payments	310	—
Professional fees	1,882	1,109
Other	2,609	792
Total	$19,649	$12,992

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Cambridge, Massachusetts and Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or ROU asset has been recorded. The Company has recognized $0.2 million and $0.6 million of short-term lease costs associated with the embedded leases during the three and nine months ended September 30, 2022, respectively. The Company recognized $0.5 million and $1.7 million of short-term lease costs associated with the embedded leases during the three and nine months ended September 30, 2021, respectively.

The components of operating lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$1,356	$495	$2,366	$1,418
Variable lease costs	428	187	885	530
Total	$1,784	$682	$3,251	$1,948

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$2,898	$1,492

As of September 30, 2022, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 10.3 years. As of September 30, 2021, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 1.57% over a weighted-average remaining lease term of 1.2 years.

On August 19, 2021, the Company entered into a lease agreement with ARE-MA Region No. 87 Tenant, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company will lease approximately 104,933 square feet of office and laboratory space located at 201 Brookline Avenue, Boston, Massachusetts (the “Boston Lease”), further amended in January 2022 to include an additional 249 square feet, for a total of 105,182 square feet (the “Premises”). In June 2022, the Company entered into a second amendment to specify separate target commencement dates for certain areas of the Premises.

The Premises were first made available to the Company during the quarter ended September 30, 2022, and therefore the Boston Lease commenced during such quarter. Upon commencement of the lease, the Company recorded an operating lease ROU asset of $91.8 million and a total lease liability of $80.8 million.

The Company’s obligation for the payment of base rent for the Premises begins in January 2023 (the “Rent Commencement Date”). Base rent will initially be $0.8 million per month, which will increase by approximately 3% per annum.

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

In anticipation of its move into the Boston Lease, in July 2022 the Company notified its landlord under the prior lease of its intent to terminate the prior lease prior to the expiration of the term lease. As of September 30, 2022, there was no remaining ROU and lease liability for the prior lease.

In October 2021, the Company entered into a sublease for 11,931 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and has an initial noncancelable term of 12 months. The Company had the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term. The Company did not exercise this option. Therefore, this sublease is treated as a short-term lease. The total fixed lease payments over the sublease term are approximately $1.4 million and the Company is also required to pay its proportional share of operating expenses.

Future minimum commitments under non-cancellable leases as of September 30, 2022 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2022	$2,237
2023	9,868
2024	10,563
2025	10,868
2026	11,183
Thereafter	74,242
Total lease payments	$118,961
Less: interest	(38,760)
Present value of operating lease liabilities	$80,201

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

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for each of the license agreements. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $46.2 million and $108 million in development and sales-based milestones, respectively. During the three months ended March 31, 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of September 30, 2022 and will be settled in cash. If the Company undergoes a change of control during the term of the license agreements, then certain of the milestone payments would be increased by a mid-double-digit percentage. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales, for each of the license agreements. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

Beam license agreement

In April 2019, the Company and Beam Therapeutics, Inc. ("Beam") entered into a collaboration and license agreement (the “Beam Agreement”). Pursuant to the Beam Agreement, the Company received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, gene editing, and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, or Cas12b technology, in each case, directed to any of four initial gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases. In addition, the Company granted Beam an exclusive, worldwide, sublicensable license under certain of its delivery technology to develop, manufacture, sell and import product candidates and products, except for base editor products licensed to Verve.

Both parties may conduct certain activities in accordance with an agreed-upon research and/or development plan. Following the dosing of the final patient in a Phase 1 clinical trial of a given licensed product for the initial gene targets, Beam has the right to opt in to share 33% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share profits and expenses of commercializing such licensed product in the United States on a 50/50 basis. If Beam exercises its opt-in right for a given licensed product for the initial gene targets, which we refer to following such opt-in as a collaboration product, it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. The term of the Beam Agreement continues until the last to expire of any royalty term for any product. The Company has the right to terminate the Beam Agreement as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Beam, provided that Beam has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired. The Company is responsible for all costs and expenses incurred in the conduct of activities under the research plan, any development plan and any costs and expenses for the development of a licensed product for which Beam has not elected to opt-in.

As partial consideration for the license rights granted by Beam under the Beam Agreement, the Company paid a one-time, nonrefundable fee through issuing 276,075 shares of its common stock with a fair value of $0.3 million. To the extent achieved, for each licensed product, the Company is also obligated to pay up to $11.3 million in development and regulatory-based milestones and $15.0 million in sales-based milestones. To the extent there are sales of a licensed product, the Company is required to pay low-to-mid single digit royalties on net sales. To the extent achieved, for each collaboration product outside of the United States, the Company is obligated to pay up to $5.6 million in development and regulatory-based milestones and $7.5 million in sales-based milestones. To the extent there are ex-U.S. sales of a collaboration product, the Company is required to pay low-to-mid single digit royalties on net sales. Due to the submission of the Company's CTA in New Zealand, a milestone payment of $0.3 million was triggered during the period ended June 30, 2022 and subsequently paid by the Company to Beam during the period ended September 30, 2022. Additionally, due to the first patient dosing with VERVE-101 in a clinical trial, a milestone payment of $0.2 million was triggered and paid by the Company to Beam during the period ended September 30, 2022.

On July 5, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “Amended Beam Agreement”).

Pursuant to the Amended Beam Agreement, Beam granted the Company an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards an additional liver-mediated, cardiovascular disease target. The Company is responsible for the development and commercialization of products targeting the additional gene target, subject to Beam’s opt-in right. Following the dosing of the final patient in a Phase 1 clinical trial of a licensed product for such additional gene target, Beam has the right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. If Beam does not elect to opt-in, Beam is entitled to receive milestones and royalties on the same basis as other collaboration products as provided in the Beam Agreement.

In exchange, the Company granted to Beam an exclusive, worldwide, sublicensable, fully paid-up license under the Company's intellectual property, including under the Company's GalNAc-LNP delivery technology, relating to a preclinical program developed by the Company.

The Amended Beam Agreement also clarified intellectual property rights with respect to the Company's GalNAc-LNP delivery technology; grants Beam, on a target-by-target basis, the option to obtain a non-exclusive, worldwide, sublicensable license to the Company's GalNAc-LNP delivery technology for the development and commercialization of certain base editor products, as to which Beam would owe the Company a fee upon exercise of each option, certain regulatory and commercial sale milestones as well as low single-digit royalties on net sales for base editor products using the GalNAc-LNP delivery technology; terminates the Company's rights and economic obligations under the Beam Agreement with respect to the undisclosed genes, allowing the Company and Beam to independently develop and commercialize products directed to such gene targets; and concludes other licenses that applied under the Beam

Agreement with respect to delivery and other technologies developed by the parties for the development and commercialization of base editor products.

To the extent there are sales of a delivery technology product, each party will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party; provided, however, that such royalty payments will not apply to net sales of the collaboration products or licensed products. The Company concluded the receipt of any milestone or royalty payments under the Beam Agreement was not probable as of September 30, 2022.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three and nine months ended September 30, 2022 and 2021, the Company did not purchase any materials from Beam.

For the three and nine months ended September 30, 2022, the Company recognized $0.4 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam. For the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $0.2 million, respectively, as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. The Company recognized research and development expense of approximately $0.1 million during the three and nine months ended September 30, 2022, and $0.1 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. Due to the first patient dosing, a milestone payment of $0.8 million was triggered and paid during the period ended September 30, 2022.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG (“Novartis”) to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-201. As consideration for the license and rights granted under the agreement, the Company made a one-time, non-refundable, upfront payment of $0.8 million during the three months ended December 31, 2021. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. The milestones have not been achieved and no expense has been recorded for these milestones as of September 30, 2022.

In June 2022, the Company amended the agreement to include three additional licensed products to the scope of the non-exclusive license. In consideration of the additional licensed products, the Company was required to make a one-time, non-refundable upfront payment of $2.8 million to Novartis. This amount was recorded to research and development expense and was paid during the period ended September 30, 2022.

9. Collaboration and License Agreements

Vertex Agreement

Summary of Agreement

On July 18, 2022, the Company entered into the Vertex Agreement with Vertex for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, the Company entered into the Stock Purchase Agreement with Vertex, pursuant to which the Company agreed to sell and issue 1,519,756 shares of its common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million. The sale of the common stock closed on July 20, 2022.

Pursuant to the Vertex Agreement, the Company is responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. The Company’s research activities are focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Collaboration Agreement. Vertex is obligated to reimburse the Company’s research expenses consistent with a mutually agreed-upon research plan and budget (“Research Plan”). The research term has an initial term of four years and may be extended by Vertex for up to one additional year (“Research Term”). The Research Plan is overseen by a Joint Research Committee (“JRC”) as detailed in the Collaboration Agreement. Any material amendments to the Research Plan are required to be mutually agreed to by the JRC.

During the Research Plan, Vertex may select certain gene editing systems and in vivo delivery systems directed at the target to become a licensed agent. Upon the designation of the licensed agent, Vertex shall receive a license to exploit the licensed agent, and the licensed agent will continue to be developed under the Research Plan in order to achieve certain development candidate criteria agreed to by the JRC. Following the Research Term, Vertex will be solely responsible for subsequent development, manufacturing and commercialization of any product candidate resulting from the licensed agent.

The Company received an upfront payment from Vertex of $25 million and is eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria and (ii) up to an aggregate of $175 million in development milestones and (iii) up to an aggregate $165 million in commercial milestone payments. The Company is also eligible to receive tiered single-digit royalties on net sales, with the rate dependent upon the type of product and subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) ten years after the first commercial sale of such product in such country.

Prior to the first patient dosing of the first Phase 1 clinical trial for the first product candidate developed under the Vertex Agreement, the Company also has the right to opt-in to a profit share arrangement pursuant to which Vertex and the Company would share the costs and net profits for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, in lieu of milestones and royalties, it will be obligated to pay for a specified percentage of the development and commercialization costs, and it will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time the Company exercises the option, it may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise its opt-in right, the Company is required to pay a fee ranging from $25 million to $70 million, depending on the profit/cost percentage elected by the Company and the Company’s licensed technology included in the most advanced product candidate at the time it exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

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

Accounting Analysis

The Company assessed the promised goods and services under the Vertex Agreement, in accordance with ASC 606. At inception, the Vertex Agreement included the following performance obligations: (i) the research services obligation which relates to the research and development services to be provided under the Research Plan (the “Research Services”) and (ii) three Licensed Agent Material Rights related to the options to obtain licenses to exploit a licensed agent, at a discount.

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Research Plan. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. As of September 30, 2022, the estimate of the expected reimbursement is $5.8 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as that consideration may only be earned subsequent to an option exercise.

The Company has concluded that the variable consideration related to the cost reimbursement of the Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Research Plan. The reimbursement of Research Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $20.0 million to the three Licensed Agent Material Rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each Licensed Agent license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research activities to identify the Licensed Agents. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each Licensed Agent being identical and (ii) all Licensed Agents are targeting the same gene. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations is as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$5,845
First licensed agent material right	6,667
Second licensed agent material right	6,667
Third licensed agent material right	6,666
Total	$25,845

The amount allocated to the Research Services Obligation will be recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate proportion performed and remeasured at the end of each reporting period. The amount allocated to the Licensed Agent Material Rights was recorded as deferred revenue and will commence recognition upon exercise of each option or, if an option is never exercised, it will be recognized in full upon expiry of the Research Term.

During the three and nine months ended September 30, 2022, the Company recognized $0.9 million of revenue associated with the Vertex Agreement related to research services performed during the period. As of September 30, 2022, the Company has recorded $20.0 million as non-current deferred revenue.

Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2022.

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

In July 2022, in connection with the execution of the Vertex Agreement, the Company and Vertex also entered into the Stock Purchase Agreement for the sale and issuance of 1,519,756 shares of the Company’s common stock to Vertex at a price of $23.03 per share, which is equal to the five-day volume-weighted average share price as of July 15, 2022, for an aggregate purchase price of $35.0 million.

In July 2022, the Company completed a follow-on public offering of common stock, pursuant to which the Company issued and sold 9,583,334 shares of its common stock, including 1,250,000 shares of its common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $27.00 per share. The Company received net proceeds of approximately $242.9 million after deducting underwriting discounts and offering expenses of approximately $15.8 million.

During the three months ended September 30, 2022, the Company sold 216,930 shares of its common stock under the Sales Agreement for aggregate net proceeds of $7.3 million, after deducting commissions and offering expenses payable by the Company.

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

On January 1, 2022, 2,425,587 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan in accordance with the 2021 Plan described above. As of September 30, 2022, the Company had reserved 7,057,629 shares of the Company's common stock for issuance of equity awards, of which 3,315,775 shares remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$3,216	$1,285	$8,637	$2,306
General and administrative	2,704	1,008	7,136	2,008
Total stock-based compensation expense	$5,920	$2,293	$15,773	$4,314

Stock options

The following table provides a summary of stock option activity during the nine months ended September 30, 2022:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2021	6,119,295	$9.44
Granted	2,324,850	28.02
Exercised	(586,202)	2.96
Forfeited	(302,849)	20.93
Outstanding at September 30, 2022	7,555,094	$15.28	8.4	$149,809
Exercisable at September 30, 2022	2,261,038	$5.64	7.7	$65,691
Expected to vest after September 30, 2022(1)	5,294,056	$19.40	8.8	$84,118

(1)
This represents the number of unvested options outstanding as of September 30, 2022 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of September 30, 2022.

As of September 30, 2022, there was $64.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted stock units

During the nine months ended September 30, 2022, the Company granted 609,550 restricted stock units under the 2021 Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of September 30, 2022 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2021	32,000	$36.58
Restricted stock units granted	609,550	$21.83
Restricted stock units forfeited	(32,150)	$25.21
Unvested restricted stock units as of September 30, 2022	609,400	$22.43

As of September 30, 2022, there was $12.2 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.7 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The Company initially reserved 433,316 shares of common stock for sale under the ESPP. The aggregate number of shares reserved for sale under the ESPP increases automatically on the first day of each fiscal year commencing on January 1, 2022 through January 1, 2031, by the number of shares equal to the least of (a) 1,083,290 shares, (b) 1% of the total outstanding shares of common stock on such date, and (c) a number of shares as may be determined by the board of directors in any particular year. The first offering period under the ESPP commenced on June 16, 2021 and ended on December 13, 2021. On January 1, 2022, 485,117 shares of common stock were added to the amount reserved for sale under the ESPP. As of September 30, 2022, 844,918 shares remained available for issuance under the ESPP. The second offering period ended on May 31, 2022, for which offering period the Company issued 25,218 shares. The next offering period commenced on June 1, 2022 and will end on November 30, 2022.

12. Net loss per share attributable to common stockholders

The Company’s potential dilutive securities, which include unvested restricted stock, unvested restricted stock units and common stock options, have been excluded from the computation of diluted net loss per share as the effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Unvested restricted stock	—	136,908
Unvested restricted stock units	609,400	—
Outstanding options to purchase common stock	7,555,094	5,905,521
Total	8,164,494	6,042,429

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

14. Related party transactions

An executive officer of Beam was a board member of the Company until August 2022. In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $0.2 million, respectively, as a reduction to research and development expense related to reimbursements received for materials sold to Beam. For the three and nine months ended September 30, 2022, the Company recognized $0.4 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

In October 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts. The sublease commenced in December 2021. Total expenses incurred under this sublease were $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively.

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

15. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure, other than as indicated in Note 1, "Nature of business and basis of presentation", with respect to sales of the Company's stock under the Sales Agreement with Jefferies.

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

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, our follow-on public offering, and our at-the-market, or ATM, equity offering program, and through our strategic partnership with Vertex Pharmaceuticals Incorporated, or Vertex.

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

On July 25, 2022, we issued and sold 9,583,334 shares of our common stock, including an additional 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and expenses of approximately $15.8 million payable by us.

On July 1, 2022, we entered into an Open Market Sale AgreementSM, or the Sales Agreement, with Jefferies LLC, or Jefferies, as the agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. As of September 30, 2022, we had sold 216,930 shares of common stock under the Sales Agreement for aggregate net proceeds of $7.3 million, after deducting commissions and offering expenses payable by us. After September 30, 2022, we sold an additional 1,063,238 shares of common stock under the Sales Agreement for aggregate net proceeds of $36.0 million.

As of September 30, 2022, we had raised an aggregate of $829.5 million in gross proceeds from the sale of our preferred and common stock in private placements and common stock to the public.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Prior to the execution of the Vertex Agreement, on July 18, 2022, we had not recorded any revenue. Since our inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2022 were $45.2 million and $116.3 million, respectively. Our net losses for the three and nine months ended September 30, 2021 were $22.7 million and $89.0 million, respectively. As of September 30, 2022, we had an accumulated deficit of $303.2 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we advance VERVE-101 in our ongoing heart-1 clinical trial; continue our preclinical development of other product candidates; advance these product candidates toward clinical development; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates including VERVE-201, our development candidate targeting ANGPTL3; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $550.7 million. We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

VERVE-101 is being developed for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, which affects approximately 1.3 million people in the United States and approximately 31 million worldwide. We are strategically developing VERVE-101 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. We intend to use a stepwise clinical development plan for VERVE-101, evaluating efficacy and safety in higher-risk populations first, and then if successful, expanding into broader population of patients with established ASCVD who are not at LDL-C goal on oral therapy, and ultimately to those at risk for ASCVD in the general population.

In November 2022, we presented data from preclinical studies that evaluated the potential for VERVE-101 to edit germline cells or be passed on to offspring. In a study of six sexually mature male NHPs, sequencing of sperm samples before and after treatment with VERVE-101 showed no evidence of PCSK9 gene editing. In a study of 436 offspring of female mice treated with the murine surrogate of VERVE-101 genotyping of the offspring showed that the PCSK9 gene edit was not transmitted to any of the offspring.

Ongoing heart-1 clinical trial

In July 2022, we announced that the first patient has been dosed with VERVE-101 in our heart-1 clinical trial, which is a global Phase 1 open-label clinical trial. We are enrolling patients in New Zealand and the United Kingdom.

We submitted our investigational new drug, or IND, application to conduct a clinical trial evaluating VERVE-101 to the FDA in October, and on November 4, 2022, we were informed by the FDA that our IND was placed on hold. The FDA indicated they will provide a detailed hold letter to us within 30 days. We plan to provide updates pending engagement with the FDA, and we intend to work closely with the FDA to resolve the hold as promptly as possible in order to initiate dosing in the U.S.

The heart-1 trial is designed to enroll approximately 40 adult patients with HeFH who have established ASCVD and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and reductions in blood PCSK9 protein and LDL-C. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country.

Clinical data from the ongoing heart-1 study in New Zealand and the U.K. were not included in the IND application package submitted to the FDA. We have completed dosing of VERVE-101 in the first dose cohort of the dose-escalation portion of the heart-1 trial, which was well tolerated in all three patients. There have been no treatment-related adverse events reported to date, and all adverse events observed have been Grade 1 in nature. The independent Data Safety Monitoring Board, or DSMB, has reviewed safety data from the first cohort and recommended dose escalation to the planned second dose level, which is expected to begin soon. Enrollment efforts are ongoing in New Zealand and the U.K. We plan to report initial safety and pharmacodynamic data for all dose cohorts of the dose-escalation portion of the heart-1 study at a medical meeting in the second half of 2023.

VERVE-201

VERVE-201, our development candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, which affects approximately 1,300 patients in the United States. Similar to our approach with VERVE-101, we plan to expand the clinical development of VERVE-201 in a stepwise fashion beyond HoFH to patients with established ASCVD who may need additional LDL-C and/or triglycerides reduction. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population. We have initiated IND-enabling studies for VERVE-201.

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

Prior to nominating VERVE-201 as a product candidate, we used a rigorous process designed to optimize preclinical safety and efficacy. We selected an optimized configuration and evaluated VERVE-201 in primary human liver cells, which showed potent, on-target editing of the ANGPTL3 gene with no detectable off-target and no detectable structural variants as assessed using high-coverage whole genome optical mapping.

We believe our data generated to date suggests that GalNAc-LNP delivery may have broad utility for liver editing in other indications.

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

While the COVID-19 pandemic did not significantly impact our business or results for the three and nine months ended September 30, 2022 and 2021, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see Note 8, "License agreements" and Note 9, "Collaboration and license agreements" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of our results of operations

Revenue

During the three and nine months ended September 30, 2022 we recognized $0.9 million in collaboration revenue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

Operating expenses

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
the cost to obtain and maintain licenses to intellectual property, such as those with the President and Fellows of Harvard College, or Harvard, The Broad Institute, Inc., or Broad, Beam Therapeutics Inc., or Beam, Acuitas Therapeutics, Inc., or Acuitas, and Novartis Pharma AG, or Novartis, and related future payments should certain development and regulatory milestones be achieved;
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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, as we continue to develop additional product candidates, as we continue to build our manufacturing capabilities, and as we continue to develop our gene editing and LNP technology. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

Income tax

During the three and nine months ended September 30, 2022 and 2021, we recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast that we will be in a taxable position in the near future.

Results of operations

Comparison of three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$929	$-	$929
Operating expenses:
Research and development	$35,197	$17,495	$17,702
General and administrative	9,592	6,007	3,585
Total operating expenses	$44,789	$23,502	$21,287
Other (expense) income:
Change in fair value of success payment liability	(3,306)	700	(4,006)
Interest and other income, net	1,976	53	1,923
Total other (expense) income	$(1,330)	$753	$(2,083)
Net loss	$(45,190)	$(22,749)	$(22,441)

Collaboration Revenue

Collaboration revenue was $0.9 million for the three months ended September 30, 2022, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the three months ended September 30, 2021.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
(in thousands)	2022	2021	Change
Employee-related expenses	$12,351	$5,505	$6,846
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	7,595	4,770	2,825
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	5,842	3,962	1,880
License and milestone payments	1,082	45	1,037
Lab supplies	3,083	1,190	1,893
Facility-related costs (including depreciation)	2,451	925	1,526
Clinical trial costs	867	-	867
Other research and development costs	1,926	1,098	828
Total research and development expenses	$35,197	$17,495	$17,702

Research and development expenses were $35.2 million for the three months ended September 30, 2022, compared to $17.5 million for the three months ended September 30, 2021. The increase of $17.7 million was primarily due to the following:

•
an increase in personnel-related costs of $6.8 million, including an increase in stock-based compensation of $1.9 million, driven by an increase in headcount of employees involved in research and development activities;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs, of $2.8 million;
•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trial of $1.9 million;
•
an increase in research and development expense attributed to license and milestone payments of $1.0 million;
•
an increase in lab supplies of $1.9 million due to increased headcount and company growth;
•
an increase in facility-related costs (including depreciation) and other allocated expenses of $1.5 million due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue;
•
an increase in clinical trial costs of $0.9 million associated with our heart-1 clinical trial, a Phase 1 clinical trial of VERVE-101; and
•
an increase in other research and development costs of approximately $0.9 million, primarily due to an increase in software, IT, and other miscellaneous charges.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $9.6 million for the three months ended September 30, 2022, compared to $6.0 million for the three months ended September 30, 2021. The increase of $3.6 million was primarily attributable to the following:

•
an increase of $3.6 million in personnel, facility and other expenses, including stock-based compensation, resulting from an increase in headcount to support our growth; and

•
an increase of $0.6 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; partially offset by
•
a decrease in other miscellaneous expenses of $0.6 million, primarily due to decreases in software, IT, and other miscellaneous charges.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income (expense)

Change in fair value of success payments liability

During the three months ended September 30, 2022, the change in fair value of the success payments liability was primarily due to the increase in the fair value of our common stock, which resulted in $3.3 million of other expense. During the three months ended September 30, 2021, the change in fair value for the success payments liability of $0.7 million was primarily due to the decrease in the fair value of our common stock.

Interest and other income, net

The increase of $1.9 million in interest and other income, net for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to increasing interest rates on marketable security balances.

Comparison of nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Collaboration revenue	$929	$-	$929
Operating expenses:
Research and development	$92,811	$42,263	$50,548
General and administrative	26,095	12,264	13,831
Total operating expenses	$118,906	$54,527	$64,379
Other income (expense):
Change in fair value of antidilution rights liability	—	(25,574)	25,574
Change in fair value of success payment liability	(691)	(8,954)	8,263
Interest and other income, net	2,366	78	2,288
Total other income (expense)	$1,675	$(34,450)	$36,125
Net loss	$(116,302)	$(88,977)	$(27,325)

Collaboration Revenue

Collaboration revenue was $0.9 million for the nine months ended September 30, 2022, all of which related to the Vertex Agreement. We did not record any revenue for the nine months ended September 30, 2021.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
(in thousands)	2022	2021	Change
Employee-related expenses	$32,200	$12,311	$19,889
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	21,297	12,461	8,836
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	15,499	9,347	6,152
Lab supplies	6,858	3,059	3,799
License and milestone payments	4,483	125	4,358
Facility-related costs (including depreciation)	5,482	2,525	2,957
Clinical trial costs	2,184	-	2,184
Other research and development costs	4,808	2,435	2,373
Total research and development expenses	$92,811	$42,263	$50,548

Research and development expenses were $92.8 million for the nine months ended September 30, 2022, compared to $42.3 million for the nine months ended September 30, 2021. The increase of $50.5 million was primarily due to the following:

•
an increase in personnel-related costs of $19.9 million, including an increase in stock-based compensation of $6.3 million, driven by an increase in headcount of employees involved in research and development activities;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs, of $8.8 million;
•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trial of $6.2 million;
•
an increase in lab supplies of $3.8 million due to increased headcount and company growth;
•
an increase in research and development expense attributed to license and milestone payments of approximately $4.3 million in 2022;
•
an increase in facility-related costs (including depreciation) and other allocated expenses of $3.0 million due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue;
•
an increase in clinical trial costs of $2.2 million associated with our heart-1 clinical trial, a Phase 1 clinical trial of VERVE-101; and
•
an increase in other research and development costs of approximately $2.3 million, primarily due to an increase in software, IT, and other miscellaneous charges.

General and administrative expenses

General and administrative expenses were $26.1 million for the nine months ended September 30, 2022, compared to $12.3 million for the nine months ended September 30, 2021. The increase of $13.8 million was primarily attributable to the following:

•
an increase of $10.1 million in personnel, facility and other expenses, including stock-based compensation, resulting from an increase in headcount to support our growth;
•
an increase of $2.7 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other miscellaneous expenses of $1.0 million, primarily due to increases in software, IT, and other miscellaneous charges.

Other income (expense)

Change in fair value of antidilution rights liability

The decrease in the change in the fair value of the antidilution rights liability was as a result of the liability being fully settled during the nine months ended September 30, 2021 with the issuance of 878,098 shares of our common stock.

Change in fair value of success payments liability

During the nine months ended September 30, 2022, the change in fair value of the success payments liability was primarily due to the increase in the fair value of our common stock, which resulted in expense of $0.7 million to other expense. During the nine months ended September 30, 2021, the change in fair value for the success payments liability of $9.0 million was primarily due to the increase in the fair value of our common stock.

Interest and other income, net

The increase of $2.3 million in interest and other income, net for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to higher marketable securities balances and increasing interest rates.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and, if successful, clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through September 30, 2022, we had raised an aggregate of $829.5 million in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offering, and our ATM equity offering program. As of September 30, 2022, we had $550.7 million in cash, cash equivalents and marketable securities.

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

On July 20, 2022, we received $25.0 million as an upfront payment from Vertex pursuant to the Vertex Agreement. Additionally, on July 20, 2022, we sold and issued 1,519,756 shares of our common stock to Vertex in connection with the Private Placement at a price of $23.03 per share for an aggregate purchase price of $35.0 million.

On July 25, 2022, we issued and sold 9,583,334 shares of our common stock, including an additional 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and offering expenses of approximately $15.8 million payable by us.

In July 2022, we entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. In September 2022, we had sold 216,930 shares of common stock under the Sales Agreement for aggregate net proceeds of $7.3 million, after deducting commissions and offering expenses payable by us. After September 30, 2022, we sold an additional 1,063,238 shares of common stock under the Sales Agreement for aggregate net proceeds of $36.0 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash used in operating activities	$(89,440)	$(49,837)
Cash provided by (used in) investing activities	12,358	(182,113)
Cash provided by financing activities	289,358	375,865
Net increase in cash, cash equivalents and restricted cash	$212,276	$143,915

Operating activities

For the nine months ended September 30, 2022, net cash used in operating activities was $89.4 million, consisting primarily of our net loss of $116.3 million, partially offset by the following non-cash changes: $0.7 million associated with the fair value change in success payments liability, stock-based compensation of $15.8 million, depreciation expense of $1.9 million, non-cash lease expense of $2.3 million and amortization of investment premiums of $1.1 million and changes in our operating assets and liabilities of $5.1 million.

For the nine months ended September 30, 2021, net cash used in operating activities was $49.8 million, consisting primarily of our net loss of $89.0 million and a decrease in our operating assets and liabilities of $2.9 million, partially offset by the following non-cash changes: $25.6 million associated with the fair value change in antidilution rights liability, $9.0 million associated with the fair value change in success payments liability, stock-based compensation of $4.3 million, depreciation expense of $1.1 million, non-cash lease expense of $1.3 million and amortization of investment premiums of $0.8 million.

Investing activities

For the nine months ended September 30, 2022, net cash provided by investing activities was $12.4 million and consisted of maturities of marketable securities of $242.7 million, partially offset by purchases of marketable securities of approximately $222.0 million and purchases of property and equipment of $8.3 million, primarily related to lab equipment.

For the nine months ended September 30, 2021, net cash used in investing activities was $182.1 million and consisted of purchases of property and equipment of $3.4 million, primarily related to lab equipment, and purchases of marketable securities of $234.5 million, offset partially by maturities of marketable securities of $55.8 million.

Financing activities

For the nine months ended September 30, 2022, net cash provided by financing activities was $289.4 million, consisting primarily of net proceeds from the sale of our common stock of $247.3 million, proceeds of $40.0 million from the issuance of 1,519,756 shares to Vertex pursuant to the Stock Purchase Agreement in connection with the Vertex Agreement, proceeds from exercises of stock options of approximately $1.8 million, and issuance of shares through our employee stock purchase plan of $0.3 million.

For the nine months ended September 30, 2021, net cash provided by financing activities was $375.9 million, consisting primarily of the net proceeds from the issuance of Series B Preferred Stock of $93.8 million, net proceeds from the sale of our common stock in our IPO of $281.6 million and proceeds from exercises of stock options of $0.5 million.

Funding requirements

Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and if our IND application is cleared, in the United States;
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
•
perform research services under the Vertex Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;
•
make milestone payments to Beam under our amended and restated collaboration and license agreement with Beam, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, milestone payments or success payments to Harvard and Broad under the Harvard/ Broad License Agreements, and milestone payments to Novartis under our license agreement with Novartis, and potential payments to other third parties under our other collaboration agreements or under any additional future collaboration or license agreements that we obtain;
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $550.7 million. We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three months ended September 30, 2022, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on March 14, 2022. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations.

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

Except for the addition of Revenue Recognition, during the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K filed with the SEC on March 14, 2022.

Revenue Recognition

We enter into collaboration agreements which are within the scope of ASC Topic 606, "Revenue from Contracts with Customers" (“ASC 606”), under which we license rights to certain of our product candidates and perform research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The promised goods or services in our arrangements typically consist of license rights to our intellectual property and research and development services. We provide options to additional items in the contracts, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration or variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the number of potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Our contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, we have not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of our collaboration arrangements.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any consideration related to sales-based royalty revenue resulting from any of our collaboration arrangements.

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we utilize comparable transactions, clinical trial success probabilities, and estimates of option exercise likelihood. Variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 14, 2022.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $277.0 million, which consisted of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of September 30, 2022, we also had marketable securities of $273.7 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $116.3 million for the nine months ended September 30, 2022 and $120.3 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $303.2 million. Prior to the execution of the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022 we had generated no revenue. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Vertex Agreement. We have devoted all of our efforts to research and development and are still in the early stages of development of our research programs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and if our investigational new drug application, or IND, is cleared, in the United States;
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
•
perform research services under the Vertex Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;
•
make milestone payments to Beam Therapeutics Inc., or Beam, under our amended and restated collaboration and license agreement with Beam, or the Beam Agreement, milestone payments to Acuitas Therapeutics Inc., or Acuitas, under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and milestone payments to Novartis Pharma AG, or Novartis, under our license agreement with Novartis, or the Novartis Agreement, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1 clinical trial of VERVE-101, continue research, development and preclinical testing, initiate additional clinical trials and potentially seek marketing approval for VERVE-101, VERVE-201, and any other product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future capital requirements will depend on many factors, including:

•
the costs of developing or acquiring licenses for the delivery modalities that will be used with our future product candidates;
•
the progress, costs and results of our ongoing Phase 1 clinical trial of VERVE-101 and any future clinical development of VERVE-101;
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

As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $550.7 million. We believe that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, conducting preclinical studies and an early-stage clinical trial. We initiated our first clinical trial, a Phase 1 clinical trial for VERVE-101, in July 2022. Our other research programs, including VERVE-201, are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

Risks related to discovery and development

We are very early in our development efforts, and we have not yet completed a clinical trial of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and have focused our research and development efforts to date primarily on research efforts and preclinical development. We initiated our first clinical trial, a Phase 1 clinical trial for VERVE-101 in July 2022, but we have not yet completed a clinical trial of any product candidate. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities.

The FDA or other regulatory agencies may require us to complete additional preclinical studies or require us to satisfy other requests prior to commencing clinical trials in the respective countries, which may delay our clinical trials beyond our planned timeline. For example, in November 2022, the FDA placed the IND application to conduct a clinical trial evaluating VERVE-101 in the United States on hold. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to VERVE-101, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to CTAs in other countries, including countries in the European Union.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of VERVE-101, VERVE-201 and any other product candidates we may identify and develop will depend on many factors, including the following:

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

We are focused on developing medicines utilizing gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-101 and VERVE-201 have not yet been evaluated in any completed clinical trial, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology, will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which recently reported clinical data from a Phase 1 trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be successful in our efforts to identify and develop potential product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop and commercialize product candidates using gene editing technologies. We have only recently initiated our first clinical trial of VERVE-101 in New Zealand and the United Kingdom. Our research programs may fail to identify potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying additional potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of therapeutic effect in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval.

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

The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. The time required to obtain approval from the FDA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have only recently initiated a clinical trial for VERVE-101 in New Zealand and the United Kingdom and have not yet completed any clinical trials. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of our product candidates we may develop are successful, these product candidates we may develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Furthermore, even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

For example, in November 2022, the FDA placed our IND application to conduct a clinical trial evaluating VERVE-101 in the United States on hold. Prior to initiating the trial in the United States, we will be required to resolve the hold on the IND application. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States. Any delay in our ability, or our inability, to initiate our clinical trial of VERVE-101 in the United States because of the hold may delay our clinical development plans for VERVE-101, may require us to incur additional clinical development costs and could impair our ability to ultimately obtain FDA approval for VERVE-101. Delays in the completion of any clinical trial of VERVE-101 could increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue.

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

In order to obtain FDA approval to market a new biological product, we must demonstrate product purity (or product quality) as well as proof of safety and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, in November 2022, the FDA placed the IND application to conduct a clinical trial evaluating VERVE-101 in the United States on hold.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. We recently initiated our heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom under country-specific protocols with various modifications to eligibility in each country. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue additional clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Given the large patient population for atherosclerotic cardiovascular disease, or ASCVD, if we expand clinical development of VERVE-101 for the treatment of patients with established ASCVD, the number of patients that may be required for clinical trials could be high, we may not be able to enroll a sufficient number of patients and we may not be able to initiate or complete clinical trials of VERVE-101 for the treatment of patients with established ASCVD. Because of the small patient population for homozygous familial hypercholesterolemia, or HoFH, we may have difficulty enrolling patients and we may not be able to initiate or complete clinical trials for our ANGPTL3 program for the treatment of HoFH.

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

We are using LNPs to deliver our gene editors to the liver. LNPs have recently been used to deliver mRNA in humans, including the COVID-19 vaccines developed by Pfizer Inc., or Pfizer, and BioNTech SE and by Moderna, Inc., and LNPs are being used to deliver mRNA for therapeutic use in clinical trials. LNPs have the potential to induce liver injury and/or initiate a systemic inflammatory response, either of which could potentially be fatal. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: liver injury, immune reactions, infusion reactions, complement reactions, opsonization reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the polyethylene glycol, or PEG, from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our ongoing or future clinical trials. Some of these types of adverse effects have been observed for other LNPs. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in ongoing or future clinical trials and would result in significant delays in our programs.

Our GalNAc-LNPs, which we plan to use in VERVE-201, are a novel delivery mechanism for delivery of gene editors to the liver and have not yet been studied in humans.

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

From time to time, we may publish or report interim or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. For example, our clinical trial design for our Phase 1 clinical trial of VERVE-101 includes an interim analysis of three-month data from dose-escalation part of the trial and these data could be materially different than the data reported at the end of the trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are conducting and plan to conduct one or more of additional clinical trials with one or more trial sites that are located outside the United States, including our ongoing Phase 1 trial of VERVE-101 at trial sites in New Zealand and the United Kingdom. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the Beam Agreement to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology that we are using in VERVE-101; in October 2021 we entered into the Novartis Agreement to license from Novartis certain lipid technology that we are using in VERVE-201; and in July 2022, we entered into the Vertex Agreement for a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the Beam Agreement, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The field of gene editing especially has been the subject of extensive patenting activity and litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Further, no earlier than the second quarter of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC"). This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our gene editing technology and product candidates. For example, we are a party to the Beam Agreement, the Cas9 License Agreement, the Acuitas Agreement, the Novartis Agreement, and other license agreements, pursuant to which we in-license and have acquired key patents and patent applications for our gene editing technology, LNP technology and product candidates. These license agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we would not be able to develop or market our gene editing technology or product candidates covered by the intellectual property licensed under these agreements.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we expect to seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies. Although we have succeeded in licensing technologies from third-party licensors including Harvard, Broad, Beam, Acuitas and Novartis in the past, we cannot assure our stockholders that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

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

Even if VERVE-101, VERVE-201 or any other product candidate we develop meets its safety and efficacy endpoints in clinical trials, we cannot be certain that success in clinical trials will ensure success as a commercial product. For example, in September 2022, AstraZeneca and Ionis Pharmaceuticals, Inc. determined not to advance an antisense oligonucleotide PCKS9 inhibitor dosed once monthly via subcutaneous administration into Phase 3 clinical development for the treatment of hypercholesterolemia following a Phase 2b clinical trial that met its primary endpoint and achieved a statistically significant 62.3% reduction in LDL-C after 28 weeks compared to placebo on the basis that the results did not meet AstraZeneca’s target product profile criteria to invest in a broad Phase 3 development program.

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

We are aware of several product candidates in clinical development that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD, including peptide-based anti PCSK9 vaccination, small molecule oral PCSK9 inhibitors, small binding proteins, and antisense oligonucleotides. In 2021, Esperion in-licensed an oral small molecule PCSK9 inhibitor from Serometrix LLC for which it disclosed plans to submit an IND in 2022, and MK-0616, an oral PCSK9 inhibitor being developed by Merck & Co., for which they plan to progress to Phase 2 for the treatment of hypercholesterolemia in 2022.

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

Any product candidates we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to the various regulatory authorities for each therapeutic indication to establish the biologic product candidate’s safety, purity and potency. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Any product candidates we develop may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the United Kingdom, in addition to any planned marketing authorization applications for the EMA.

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

Additionally, a product is eligible for Regenerative Medicine Advanced Therapy, or RMAT, designation if it is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of an RMAT designation are similar to a breakthrough therapy designation and include early interactions with the FDA to expedite development and review, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Adverse events in our clinical trials, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. The risk of cancer remains a concern for gene editing, and we cannot assure that it will not occur in any of our planned or future clinical trials. If any such adverse events occur, commercialization of our product candidates or further advancement of our clinical trials could be halted or delayed, which would have a negative impact on our business and operations.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for up to a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product.

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

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU’s decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. While we were not self-certified under the EU-U.S. Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the United States generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21.6% of our common stock as of November 3, 2022. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Item 2. Unregistered sales of equity securities and use of proceeds

Recent sales of unregistered securities

During the period covered by this Quarterly Report on Form 10-Q, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Use of proceeds from registered securities

On June 21, 2021, we completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-256608), which was declared effective by the SEC on June 16, 2021 and Form S-1 (File No. 333-257158), which was filed pursuant to Rule 462(b) of the Securities Act and was declared effective by the SEC on June 16, 2021.

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of September 30, 2022, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

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

10.2*+	Amended and Restated Collaboration and License Agreement, dated as of July 5, 2022, by and between the Registrant and Beam Therapeutics, Inc.

10.3*+	Strategic Collaboration and License Agreement, dated as of July 18, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith

+ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: November 7, 2022	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer

Date: November 7, 2022	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer