Form 10-K
period 2022-12-31
Verve Therapeutics, Inc.
filed 2023-03-02
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $557.6 million based on the closing price of the registrant’s common stock on Nasdaq as of June 30, 2022, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 27, 2023 was 61,833,265.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2023 Annual Meeting of Stockholders which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
the timing and conduct of our heart-1 clinical trial, an ongoing Phase 1b clinical trial of VERVE-101, including statements regarding the timing of enrollment and completion of the clinical trials and the period during which the data from clinical trials will become available;
•
our expectations related to the hold that the U.S. Food and Drug Administration, or FDA, placed on our IND application to conduct a clinical trial evaluating VERVE-101 in the United States, including our plans and expectations for responding to the FDA;
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
•
our expectations about the translatability of results from studies in non-human primates into clinical trials in humans;
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
•
our ability to establish and maintain collaborations, including our collaborations with Beam Therapeutics, Inc. and Vertex Pharmaceuticals Incorporated;
•
the impact of the COVID-19 pandemic and of global economic developments, including rising inflation and interest rates, on our business, operations, strategy and goals; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to our other filings with the Securities and Exchange Commission completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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
•
The U.S. Food and Drug Administration has placed the investigational new drug, or IND, application to conduct a clinical trial evaluating VERVE-101 in the United States on hold and the IND remains on hold. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States;
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
•
We are seeking to discover and develop new gene editing technologies and may not be successful in doing so;
•
The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials and interim or preliminary data from our clinical trials may materially change as participant enrollment continues and more participant data become available;
•
If any of the product candidates we may develop, or the delivery modes we rely on to administer them, including lipid nanoparticles, cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval;
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
•
The intellectual property landscape around genome editing technology, including base editing, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery, development and commercialization efforts; and
•
We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do. The market with respect to new products for the treatment of cardiovascular disease, for which the standard of care is well-established, is particularly competitive.

PART I

Item 1. Business.

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

In an in vivo proof-of-concept study of a precursor formulation of VERVE-101 in non-human primates, or NHPs, we observed substantial lowering of LDL-C levels that was sustained over an extended period of time following treatment. In this study, following a single intravenous infusion of a base editor targeting PCSK9, we observed an average reduction of blood PCSK9 protein of 89% accompanied by an average reduction of blood LDL-C levels of 59% at two weeks after treatment. This LDL-C reduction was maintained at an average of 71% for two years following treatment.

In an ongoing preclinical study with VERVE-101 in NHPs, we observed 70% mean editing following a single administration of 1.5 mg/kg dose at the PCSK9 target gene site in liver biopsies taken at day 15. In this study, we also observed an average reduction in blood PCSK9 protein of 79% accompanied by an average reduction of blood LDL-C levels of 62% at two weeks after treatment. These reductions were durable when assessed for one year after treatment, with mean reduction in blood PCSK9 protein of 89% and blood LDL-C levels of 68%.

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

Based on our preclinical data, we are advancing VERVE-101 initially for the treatment of heterozygous familial hypercholesterolemia, or HeFH. We plan to expand clinical development of VERVE-101 in a stepwise fashion beyond HeFH for the treatment of patients with established ASCVD, who are not at LDL-C goal on oral therapy, which represents hundreds of millions of potential patients globally. Ultimately, we believe that VERVE-101 may be useful to people at risk for ASCVD as a preventative measure in the general population.

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

We have received clearance of our clinical trial applications, or CTAs, for VERVE-101 in New Zealand and the United Kingdom, and in July 2022, we announced that the first patient had been dosed with VERVE-101 in our heart-1 clinical trial. In November 2022, we announced that we completed dosing of VERVE-101 in the first dose cohort of the dose-escalation portion of the heart-1 clinical trial, a global Phase 1b open-label clinical trial. Enrollment efforts are ongoing in New Zealand and the United Kingdom. We plan to report initial safety and pharmacodynamic data from the dose-escalation portion of the heart-1 clinical trial in the second half of 2023.

We submitted our investigational new drug, or IND, application to conduct a clinical trial evaluating VERVE-101 in patients with HeFH to the U.S. Food and Drug Administration, or FDA, in October 2022 and were subsequently informed by the FDA that our IND application was placed on hold. In December 2022, we received a clinical hold letter from the FDA that outlined the information required to resolve the hold, including additional preclinical data relating to: (i) potency differences between human and non-human cells, (ii) risks of germline editing, and (iii) off-target analyses on non-hepatocyte cell types. Clinical data from the ongoing heart-1 clinical trial in New Zealand and the U.K. were not included in the IND application package submitted to the FDA. In the clinical hold letter, the FDA requested available clinical data from the trial. In addition, the FDA has requested that we modify the trial protocol in the United States to incorporate additional contraceptive measures and to increase the length of the staggering interval between dosing of participants. We intend to submit our response to the FDA as expeditiously as possible.

VERVE-201, our development candidate targeting ANGPTL3,is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. We believe that disrupting ANGPTL3 protein production may lead to reductions in LDL-C and triglyceride levels through a mechanism distinct from that of PCSK9. We plan to develop this program for the treatment of homozygous familial hypercholesterolemia, or HoFH, which affects approximately 1,300 people in the United States, as well as for refractory hypercholesterolemia defined as people with ASCVD who are not at LDL-C goal on oral therapy and a PCSK9 inhibitor. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population. We are conducting preclinical studies to support a regulatory filing for the initiation of clinical development of VERVE-201 and anticipate initiating a Phase 1b clinical trial in 2024.

For VERVE-201, we plan to utilize internally developed GalNAc-LNP to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to asialoglycoprotein receptors, or ASGPR, in the liver, which bypass LDLR, thereby enabling uptake into the liver in HoFH patients.

In our preclinical studies of a precursor formulation of VERVE-201 we used a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver an ANGPTL3-targeted base editor. We observed approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline. We conducted these studies in an internally developed NHP model of HoFH, which we created by editing the LDLR gene in wild-type NHPs and eliminating LDLR expression in the livers of NHPs using a Cas9 and dual guide RNA strategy encapsulated in standard LNPs. In this model, we achieved nearly 70% whole liver DNA editing at the LDLR gene, resulting in an approximately 94% reduction in LDLR protein in the liver and a six-fold increase in blood LDL-C.

In a proof of concept study of an ANGPTL3 base editor in NHPs (n=4), we observed an approximate 96% reduction in blood ANGPTL3 protein from baseline, with follow-up out to two years. In addition, no long-term impacts were observed on markers of liver toxicity, as measured by alanine aminotransferase and bilirubin levels following treatment administration.

We have also assessed the potential broad utility of our proprietary GalNAc-LNP approach for delivery of an ANGPTL3-targeted base editor, in a preclinical study evaluating delivery efficiency of our ANGPTL3 base editor using either a GalNAc-LNP or a standard LNP without GalNAc in wild-type NHPs with normal livers. In these studies, we observed that wild-type NHPs treated with our ANGPTL3-targeted base editor delivered via our GalNAc-LNP had an approximately 89% reduction in ANGPTL3 protein compared to an approximately 74% reduction in wild-type NHPs treated with a standard LNP.

We are continuing to invest and build out capabilities in the development of novel and optimized GalNAc-targeting ligands, optimal lipid anchors, optimal compositions and ratios of LNP components, and optimal processes of addition and LNP formation with targeting ligands. We believe GalNAc provides a delivery platform for patients with both forms of FH and potentially may be applicable in other applications where liver-directed delivery is advantageous. We have also generated data where we observed that the GalNac-LNP can efficiently deliver base editors targeting PCSK9 as well. In this study, we observed approximately 87% reduction in blood PCSK9 protein after delivering a base editor targeting PCSK9 using GalNac-PCSK9 LNPs in wild-type NHPs. We believe this data suggests that GalNAc-LNP delivery may have broad utility for liver editing in other indications and are advancing a GalNAc-LNP delivered PCSK9 base editor into preclinical development.

We are focused on building the preeminent company developing gene editing medicines to treat patients with CVD, the world’s leading cause of mortality. We intend to leverage the expertise and capabilities of our team to expand our pipeline beyond PCSK9 and ANGPTL3 and apply our single-course gene editing approach to additional in vivo liver gene editing treatments, such as our program targeting lipoprotein(a), or Lp(a), to develop a suite of single-course gene editing medicines that address the root causes of disease.

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

Members of our leadership team have extensive collective experience in human genetics, gene editing, CVD care and drug development and commercialization. Our chief executive officer, Dr. Kathiresan, is a preventive cardiologist who has made groundbreaking discoveries of genetic mutations that confer resistance to CVD. Andrew Ashe, J.D., our president, chief operating officer and general counsel, is an accomplished biotech executive with over 20 years of experience in operations and legal management. Andrew Bellinger, M.D., Ph.D., our chief scientific officer and chief medical officer, is a cardiologist with proven expertise in drug delivery, drug development and translational medicine. Allison Dorval, our chief financial officer, has more than 20 years of leadership in finance, accounting, financial reporting and investor relations. Joan Nickerson, our Chief Adminstrative Officer, has over 25 years of experience in human resources.

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

We have in-licensed technologies and intellectual property covering various elements of gene editing, including base editing and CRISPR nucleases, as well as multiple LNPs, with licenses from Beam Therapeutics Inc., or Beam, The Broad Institute, Inc., or Broad, Editas Medicine, Inc., the President and Fellows of Harvard College, or Harvard, Massachusetts General Hospital, Acuitas Therapeutics Inc., or Acuitas, and Novartis Pharma AG, or Novartis.

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

High cumulative life-long exposure to blood cholesterol, which is carried in each of low-density lipoprotein, or LDL, triglyceride-rich lipoprotein, or TRL, or Lp(a), is a root cause of ASCVD. The graphic below depicts these liver-produced lipoproteins being secreted into the blood and their typical compositions, comprising cholesterol and triglycerides and with apolipoprotein B, or ApoB, on the surface. Each of these three lipoproteins represents an independent pathway of risk for ASCVD, and we believe that concurrently reducing the blood lipids carried in more than one of these pathways should provide additive benefit for the treatment of ASCVD.

Current treatment approaches to lower LDL-C utilize continuous, life-long treatment, and due to the limitations of this chronic care model, cumulative exposure to LDL-C for many patients with ASCVD remains insufficiently controlled. The most common treatment for patients with ASCVD is daily statin pills in combination with recommended therapeutic lifestyle changes. There are several non-statin daily pills, including ezetimibe, bile acid sequestrants and bempedoic acid, that may be used alone or added sequentially to statin treatment in order to help patients with ASCVD reach recommended LDL-C goals. There are also two FDA-approved monoclonal antibodies, or mAbs, evolocumab and alirocumab, that target and bind to PCSK9 protein and are typically administered via injection twice per month. In addition, inclisiran, a small interfering RNA, or siRNA, that targets PCSK9 and is subcutaneously administered twice per year, was approved by the FDA and the European Medicines Administration, or EMA. Despite these approved treatments, effectively controlling LDL-C levels long-term in patients with or at high risk for ASCVD remains a significant unmet need.

The relationship between lowering of cumulative LDL-C exposure and reduction in the risk of ASCVD is among the best understood relationships in medicine. Human genetic studies have shown that those with FH, a genetic disease, have life-long severely elevated blood LDL-C, which can lead to increased risk of early-onset ASCVD. Conversely, individuals born with resistance mutations that turn off a cholesterol-raising gene expressed in the liver, such as PCSK9, have life-long low levels of LDL-C and rarely suffer from ASCVD. These insights point to the importance of early aggressive treatment to reduce LDL-C exposure over a patient’s lifetime. For patients with established ASCVD, such as those who have previously suffered a heart attack, clinical treatment guidelines published by the AHA/ACC recommend lowering blood LDL-C to a goal of less than 70 mg/dL, and the European Society of Cardiology, or ESC, recommends lowering blood LDL-C to a goal of less than 55 mg/dL. If blood LDL-C is maintained low enough for long enough, the risk of a first ASCVD event, including a heart attack, can be dramatically reduced. Studies have shown that lowering LDL-C by 39 mg/dL for five years in patients with established ASCVD reduces the risk of a further event by 21%, whereas a similar degree of LDL-C difference over a lifetime reduces the risk of a first ASCVD event by up to 88%.

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
•
Potent, durable and life-long lowering of blood lipids through a single-course treatment: We are leveraging gene editing technologies, including base editing, to make a permanent change in the target gene and disrupt the production of specific proteins that cause ASCVD. The durability of a gene editing approach appears to hold true in tissues with cell turnover, such as the liver, since the edit is passed on as cells divide. With VERVE-101, we are leveraging base editing with the goal of potently and permanently reducing blood lipids in order to create the potential for a life-long therapeutic outcome. In a preclinical proof-of-concept study in NHPs using a precursor formulation of VERVE-101, we observed a 59% reduction in blood LDL-C at two weeks after treatment, with LDL-C reduction maintained at an average of 71% at two years. In another preclinical proof-of-concept study in NHPs, we observed that a single administration of a precursor formulation of VERVE-201 targeting ANGPTL3 resulted in a 64% reduction in blood triglycerides at two weeks after treatment, with triglyceride reduction maintained at an average of 69% at ten months. We believe that our gene editing approach has the potential to potently and durably lower blood lipids throughout a patient’s lifetime, thereby reducing their risk of ASCVD.
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
•
A suite of complementary single-course gene editing treatments to broadly reduce blood lipids and ASCVD risk: We are focused on targeting distinct pathways implicated in elevated blood lipid levels and related ASCVD risk. VERVE-101, our lead program, is designed to target the PCSK9 gene, a validated regulator of blood LDL-C levels. VERVE-201 is designed to target the ANGPTL3 gene, a regulator of both cholesterol and triglycerides that contributes to ASCVD risk independent of the PCSK9 pathway. We believe that patients with refractory hypercholesterolemia may benefit from treatment with VERVE-201.
•
Potential to manufacture our programs in a scalable manner to reach a broad population: We have designed our single-course treatments as LNPs encapsulating mRNA and gRNA, a similar construction to that used in mRNA-based vaccines approved by the FDA for the prevention of COVID-19. We believe we will benefit from the rapid increase in investment, validation and real-world application of these technologies on a global scale as a result of the COVID-19 pandemic, which should enhance our potential to manufacture our gene editing programs for use with a broad patient population. We believe that scalable manufacturing is paramount to unlocking the true potential of our single-course gene editing treatments to tackle the worldwide burden of ASCVD.

Our strategy

We are executing a strategy with the following key elements:

•
Employ a stepwise approach to realize the full potential of VERVE-101and VERVE-201. We are pioneering a new approach with single-course gene editing medicines aimed at transforming the care of patients with or at risk for ASCVD. We are initially developing VERVE-101 for the treatment of HeFH, a genetic cardiovascular disorder that causes life-long elevated LDL-C levels and leads to early-onset ASCVD. We are initially developing VERVE-201 for the treatment of HoFH, a genetic cardiovascular disorder that causes extremely elevated LDL-C levels. If we successfully develop VERVE-101 for the treatment of patients with HeFH, we believe it could also be used to treat the broader population of patients with established ASCVD who are not at LDL-C goal on oral therapy. Ultimately, we believe these treatments could be potentially developed for administration to people at risk for ASCVD as a preventative measure. We are currently enrolling HeFH patients in our heart-1 clinical trial in New Zealand and the United Kingdom. We plan to report initial safety and pharmacodynamic data from the dose-escalation portion of the heart-1 clinical trial in the second half of 2023.
•
Expand our pipeline of gene editing treatments within ASCVD and beyond to additional CVD indications. We are expanding beyond our PCSK9 and ANGPTL3 programs with other early stage discovery programs, including one directed at Lp(a), another root cause of ASCVD, using a novel gene editor tailored to target the LPA gene. We intend to develop a suite of single-course gene editing medicines that comprehensively and robustly address additional independent causes of CVD. We believe our approach may be applicable to additional CVD indications with high unmet need driven by mutations in target genes expressed in the liver.
•
Expand portfolio of single-course in vivo gene editing programs through strategic relationships. In July 2022, we established an exclusive, four-year global research collaboration with Vertex Pharmaceuticals Incorporated, or Vertex, focused on discovering and developing an in vivo gene editing program for a single undisclosed liver disease using a novel gene editor tailored to the gene target. We may enter into additional collaborations intended to develop novel in vivo gene editing programs for targets of interest.
•
Leverage our expertise and access to multiple gene editing technologies to become the leader in gene editing for CVD. We believe that the deep expertise of our team in human genetics, gene editing and off-target analysis combined with multiple in-licensed technologies, including base editing and CRISPR nucleases, positions us to be able to develop single-course gene editing medicines designed to make a precise, predictable and permanent change in a target gene for the treatment of CVD. For each new target, our expertise allows us to systematically evaluate multiple gene editing technologies, including developing novel gene editing technologies, in primary human hepatocytes, mice and NHPs to identify the optimal approach based on potential efficacy and safety. We believe that our focus on developing gene editing medicines to treat CVD enables us to move rapidly and has culminated in the first ever patient dosed with an in vivo base editor.

We are also working to develop novel gene editors tailored to a particular target of interest, including as part of our Vertex collaboration and our research efforts for our Lp(a) program.
•
Advance LNP delivery technology leveraging both external as well as internal LNP capabilities to deliver gene editors to the liver. On a target-by-target basis, we evaluate the best options for non-viral delivery from our external partnerships or our internal LNP discovery platform. For our lead program, VERVE-101, we have licensed LNP technology from Acuitas, an established company with a track record of partnering and developing LNPs for clinical use. We have also licensed lipid technology from Novartis which we intend to use in research and development of certain product candidates. Additionally, our internal team’s expertise in biodegradable LNP chemistry, formulation and manufacturing has allowed us to develop and screen potent, liver-directed LNPs, including novel liver-targeting GalNAc-LNPs, which may offer superior delivery in certain CVD patient populations. We are utilizing proprietary GalNAc-LNPs in addition to the licensed Novartis lipid technology to deliver VERVE-201 to the liver. We are also evaluating GalNAc-LNPs to deliver a base editor targeting the PCSK9 gene.
•
Prioritize rapid iteration of product candidates in NHP preclinical models as an early development strategy. We believe that studies in NHPs are a powerful predictor of efficacy in humans for gene editing and LNP delivery to the liver. Our preclinical validation approach prioritizes NHP experiments early in the process, enabling us to rapidly optimize drug product development to identify a lead candidate to take into clinical development. With VERVE-101 and VERVE-201, the bulk of our preclinical studies have been performed in NHPs, allowing us to establish the pharmacodynamic relationship between liver editing and resulting reductions in circulating PCSK9 protein, ANGPTL3 protein, and LDL-C that we believe will translate into humans.
•
Develop manufacturing capabilities to produce in vivo gene editing medicines at scale. We are currently working with Good Manufacturing Practice, or GMP, vendors to produce all components of our drug candidates for our clinical trial batches. We have successfully executed batches at clinical scale through our vendors. We have also developed proprietary production processes designed to yield high-purity and high-quality mRNA that are crucial for in vivo liver editing applications. We are continuing to invest in building internal manufacturing capabilities for mRNA and LNP production, in order to fulfill our vision of delivering gene editing medicines to millions of patients with CVD.
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

Our approach

We are employing a tailored approach aimed at developing single-course gene editing medicines to transform treatment for patients with CVD. Our gene editing programs target validated genes in the liver that are supported by extensive human genetics and human pharmacology data and are known to be implicated in CVD. We use base editing, a next-generation gene editing approach that enables precise and efficient editing at the single base level in the genome without making a double-stranded break in the DNA, for our initial programs, including VERVE-101 and VERVE-201. Our gene editing programs consist of LNPs that encapsulate mRNA encoding for a gene or base editor as well as a gRNA targeting the gene of interest expressed in the liver. We believe that the following key elements of our approach will help us achieve our goal of delivering gene editing treatments on a global scale for millions of patients with CVD.

Editor selection

We selected gene editing as the core technology to develop our single-course gene editing treatments for CVD because we believe it offers the potential for durability of effect and versatility in the type of genetic modification compared to other genetic medicine approaches, including gene therapy and RNA therapeutics. We have access to multiple gene editing technologies through licenses including base editing and CRISPR nucleases. We are also seeking to discover new gene editing technologies. We believe having the flexibility to apply different gene editing technologies to different single-course treatments for CVD enables us to identify the best potential option for any given therapeutic application.

CRISPR-Cas Editing

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

For VERVE-101 and VERVE-201, we are using an ABE to convert an amine group of A to an inosine, or I, base, which is read by DNA polymerase as a guanine, or G, base, leading ultimately to an A-to-G spelling change. Once the initial modification has occurred, the intermediate DNA consists of an edited strand, containing an I at the target site, and an unedited strand with a thymine, or T, base. The I:T base pair is a mismatch, which the cell will normally attempt to repair in a process that can potentially lose the edit. In order to preserve the editing, our base editors cleave the unedited single strand of the DNA, referred to as nicking, rather than creating double-stranded breaks. The presence of the nick on the unedited strand, however, increases the efficiency of editing by inducing the cell to use the newly edited strand, and not the unedited strand, as the template for repair, resulting in an I:C base pair. Upon DNA repair or replication, the I is read as a G, resulting in a G:C base pair, and the permanent conversion of an A:T base pair to a G:C base pair is completed. This single base pair change at the specific site within the PCSK9 or ANGPTL3 gene alters the gene in such a way that no functional PCSK9 or ANGPTL3 protein is made, disrupting its role in maintaining elevated levels of circulating blood lipids.

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

Our approach to minimizing off-target editing involves the use of multiple orthogonal assays that provide a comprehensive assessment of the potential for off-target editing with our editors. These include in vitro methods that detect editing at single-nucleotide resolution via DNA sequencing, such as ONE-seq which utilizes a computationally designed synthetic DNA library with sequence similarity to the on-target locus or Digenome-seq where DNA extracted from cells provides an un-biased assessment of edited loci. Both methods provide a complementary and rigorous workflow for candidate site nomination. We have also developed a highly sensitive hybrid capture assay for assessing these nominated candidate sites and assays for assessing structural variants and guide-independent effects across the genome and transcriptome. We believe that our internal expertise in the application of multiple innovative techniques to evaluate off-target editing gives us a leading position in the field and the ability to rapidly advance future programs.

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

On a target-by-target basis, we evaluate the optimal LNP delivery options from either external partnerships or our internal LNP discovery platform. For our lead program, VERVE-101, we have licensed LNP technology from Acuitas, an established company with a track record of partnering and developing LNPs for clinical use. Our collaboration with Acuitas included several NHP studies to evaluate various LNP formulations and RNA payloads prior to selecting an Acuitas LNP for VERVE-101. For VERVE-201, we have licensed LNP technology from Novartis and plan to use internally developed GalNAc-LNP technology for delivery.

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

We are currently working with GMP vendors to produce all components of our drug candidates for our clinical trial batches. These include plasmid DNA preparation, mRNA production via in vitro transcription reactions, gRNA synthesis via solid state synthesis, lipid synthesis and LNP formulation and fill finish. Working closely with these vendors, we have successfully executed batches at clinical scale.

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

Our gene editing programs

We are advancing a pipeline of single-course in vivo gene editing programs intended to durably turn off genes in the liver implicated in CVD. Our gene editing programs consist of LNPs that encapsulate mRNA encoding for a gene editor as well as a gRNA targeting the gene of interest expressed in the liver. Our pipeline is focused on genes implicated in the control of blood lipids, as well as other liver-mediated targets in and outside of CVD. We are developing our lead programs initially for the treatment of patients with forms of FH, which is a genetic disorder leading to life-long severely elevated blood LDL-C and increased risk of early-onset ASCVD. Patients with FH have mutations predominantly in the LDLR gene that affect the ability of liver cells to remove LDL from the circulation. FH manifests clinically in two forms: the more common heterozygous form, known as HeFH, and the rarer homozygous form, known as HoFH.

The following graphic summarizes our pipeline of programs.

Our most advanced product candidate, VERVE-101 targeting the PCSK9 gene, is currently being studied in heart-1, our Phase 1b clinical trial evaluating the safety and tolerability of VERVE-101 administration in a high risk subset of patients with HeFH in New Zealand and the United Kingdom. Genetically defined HeFH affects approximately 1.3 million people in the United States, 2.1 million in the European Union and the United Kingdom and approximately 31 million worldwide. We plan to report initial safety and pharmacodynamic data from the dose-escalation portion of the heart-1 clinical trial in the second half of 2023.

We are strategically developing VERVE-101 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. We intend to use a stepwise clinical development plan for VERVE-101, evaluating efficacy and safety in higher-risk populations first, and then if successful, expanding into a broader population of patients with established ASCVD who are not at LDL-C goal on oral therapy, and ultimately to those at risk for ASCVD in the general population.

We plan to develop VERVE-201, our development candidate targeting the ANGPTL3 gene, using a similar stepwise approach. We plan to develop this program for the treatment of HoFH, which affects approximately 1,300 people in the United States, as well as people with ASCVD who are not at LDL-C goal on oral therapy and a PCSK9 inhibitor, or refractory hypercholesterolemia. Ultimately, we believe VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population. We are conducting preclinical studies to support a regulatory filing for the initiation of clinical development of VERVE-201 and anticipate initiating a Phase 1b clinical trial in 2024.

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

Men and women with untreated HeFH typically have LDL-C levels ranging from approximately 200 to 400 mg/dL and develop ASCVD before age 50 and 60, respectively. The estimated prevalence of genetically defined HeFH is roughly one in 250, which translates to about 1.3 million patients in the United States. Men and women with HoFH have LDL-C levels above 500 mg/dL and typically develop ASCVD before the age of 20 and, without intervention, die before age 30. The estimated prevalence of genetically defined HoFH is roughly one in 250,000, which translates to about 1,300 patients in the United States.

FH can be clinically diagnosed based on a combination of factors, including the concentration of blood LDL-C, physical findings, personal or family history of hypercholesterolemia and early onset of ASCVD. Extensor tendon xanthomas, typically Achilles, subpatellar and hand extensor tendons, with extremely elevated LDL-C levels are considered specific for FH. However, FH is often silent until the development of a heart attack at a young age, at which time a family history of ASCVD and elevated LDL-C levels are often the only findings. In an analysis of the FH phenotype, which typically means LDL-C levels of greater than 190 mg/dL, from six prospective cohort studies with 30-year follow-up, the FH phenotype was associated with up to a five-fold elevated 30-year ASCVD risk. ASCVD development was accelerated in those with the FH phenotype by 10 to 20 years in men and 20 to 30 years in women. In HoFH, patients typically develop atherosclerosis in childhood, initially in the aortic root, causing supravalvular aortic stenosis, and then extending into the coronary arteries. If the LDL-C level is not effectively reduced, people with HoFH die prematurely of ASCVD. The severity of atherosclerosis in FH is proportional to the extent and duration of elevated blood LDL-C levels.

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

VERVE-101: PCSK9 program

Our lead product candidate, VERVE-101, is designed to be a single-course in vivo gene editing treatment targeting the PCSK9 gene. We plan to develop VERVE-101 initially for patients with HeFH, and, if successful, to expand development for the broader population of patients who have established ASCVD and are not at LDL-C goal on oral therapy.

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

PCSK9 as a target

The PCSK9 gene plays a critical role in the regulation of blood LDL-C through its regulation of the LDLR gene. The normal function of PCSK9 is depicted in the figure below on the left. The PCSK9 gene produces a protein in the liver that is released into the blood. LDLR is present on the surface of liver cells and binds to LDL and removes LDL from circulation. The LDL bound to LDLR is taken up by liver cells to enable the breakdown of LDL particles. LDLR is then recycled back to the surface of the cell, enabling the process of LDL uptake to recur. PCSK9 protein in the blood interrupts this LDLR recycling process. Specifically, PCSK9 protein in the blood binds to LDLR and targets LDLR for destruction. In doing so, PCSK9 reduces the number of LDLRs on the liver cell surface, thereby reducing the ability of the liver to clear LDL from the blood. The figure on the right depicts a loss of PCSK9 gene function, which results in less PCSK9 protein and thereby increased LDLR expression and uptake of LDL-C.

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

In addition to human genetic studies, human pharmacology studies have provided validation for PCSK9 as a target. The impact of PCSK9 inhibition on cardiovascular outcomes has been established by two large, randomized, double-blind, placebo-controlled studies of two approved mAbs that bind to PCSK9 protein and block its activity, the FOURIER trial and the ODYSSEY OUTCOMES trial. The FOURIER trial demonstrated that treatment with evolocumab in addition to background statin therapy over a median of 2.2 years reduced major cardiovascular events by an additional 15% in patients with established ASCVD, with evidence of continued safety and increasing cardiovascular event reduction benefit that accrued over an additional 5.0 years of follow-up in the FOURIER open-label extension study. The ODYSSEY OUTCOMES trial demonstrated that treatment with alirocumab in addition to background statin therapy over a median of 2.8 years reduced major cardiovascular events by an additional 15% in patients with established ASCVD. Treatment with these mAbs demonstrated an approximately 60% reduction in LDL-C on average across clinical trials when compared with placebo treatment. Notably, in both trials, with the exception of injection site reactions, overall adverse event rates were similar between patients treated with placebo or drug, with no observed increase of new-onset diabetes, worsening glycemic control or neurocognitive adverse events.

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

•
two year NHP durability data for blood PCSK9 protein and LDL-C reduction following treatment with our ABE-PCSK9 precursor formulation, with average reductions of 90% of PCSK9 protein and 71% for LDL-C;
•
dose-responsive liver PCSK9 gene editing, blood PCSK9 protein reduction, and LDL-C reduction in NHPs, with a 1 mg/kg dose of VERVE-101 achieving approximately 71% editing, approximately 85% reduction in blood PCSK9 protein and approximately 64% reduction in LDL-C;
•
one year NHP durability data for blood PCSK9 protein and LDL-C reduction following treatment with VERVE-101, with average reductions of 89% of PCSK9 protein and 68% for LDL-C;
•
VERVE-101 editing occurred predominantly in the liver and within 24 hours of treatment in NHP studies;
•
evidence that VERVE-101 is potent in NHPs at doses as low as 0.5 mg/kg;
•
no evidence of germline editing in an analysis conducted in sexually mature male NHPs receiving a 1.5 mg/kg dose of VERVE-101;
•
no transmissions of the PCSK9 gene edit to the offspring of female mice treated with the murine surrogate of VERVE-101;
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

Importantly, in this preclinical study, we observed that the reductions in blood PCSK9 protein and blood LDL-C levels were durably maintained. As shown in the figures below, at two years following a single intravenous administration of ABE-PCSK9, we observed that the NHPs continued to exhibit an average 90% reduction in blood PCSK9 protein and an average 71% reduction in blood LDL-C.

Turnover of mature hepatocytes in the liver is estimated to occur on average every 200 to 300 days. The source of new hepatocytes is not certain, but evidence suggests that mature hepatocytes are responsible for production of new hepatocytes during both homeostatic liver turnover and following liver injury. Less likely, a fraction of hepatocytes with greater regenerative capacity may exist in the liver. In either case, the durability data shown above in our preclinical studies with an ABE-PCSK9 precursor formulation suggest that the liver cells responsible for regeneration are edited at the PCSK9 gene site. In addition, we have not observed evidence of persistent inflammation or liver injury that might suggest more rapid hepatocyte turnover or immune-mediated clearance of edited hepatocytes.

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

Long-term preclinical study of VERVE-101

In an ongoing long-term NHP study in 36 NHPs, we administered 1.5 mg/kg of VERVE-101 (n=22) and 0.75 mg/kg (n=4) with a control group (n=10). The study was designed to measure whole liver editing, blood PCSK9 protein levels and blood LDL-C levels. This study utilized our final VERVE-101 drug product that was manufactured at our planned clinical manufacturing site. We plan to continue this study in the dosed NHPs for three or more years.

With a dose of 1.5 mg/kg (n=22), we observed an average of 70% whole liver editing at the PCSK9 target site at day 15, as shown in the figure below, which we believe represents editing of the majority of hepatocytes.

At the 1.5 mg/kg dose, we observed a PCSK9 protein reduction of approximately 79% and a robust LDL-C reduction of approximately 62% at two weeks following treatment, which improved to 89% and 68% at one year following treatment. At a 0.75 mg/kg dose level (n=4), we observed a PCSK9 protein reduction of approximately 54% and a robust LDL-C reduction of approximately 38% at two weeks following treatment, which improved to 69% and 50%, respectively, at one year following treatment.

Vehicle
N = 10
VERVE-101
0.75 mg/kg
N = 4
VERVE-101
1.5 mg/kg
N = 22
50
0
-50
-100
PCSK9 % change from baseline
on Day 364
Individual Animals

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

In our ongoing long-term preclinical study of VERVE-101, we have not observed any long-term effects on liver function tests, and have only observed mild, transient increases in ALT levels, similar to the study described above. In this study, we also evaluated whether glucose homeostasis may be impacted by systemic PCSK9 inhibition. We have not observed any impact on glucose homeostasis up to one year following administration of VERVE-101.

In a study of 1.5 mg/kg dose of VERVE-101 in six sexually mature male NHPs, we did not observe evidence of germline editing at the PCSK9 site measured in a targeted amplicon assay at 11 weeks following treatment, which is greater than one full cycle of spermatogenesis.

In a study of 436 offspring of female mice treated with the murine surrogate of VERVE-101, genotyping of offspring showed that the PCSK9 gene edit was not transmitted to any of the offspring.

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

Our approach to the identification of potential off-target sites includes a combination of bioinformatic and in vitro biochemical techniques, including ABE-Digenome-seq and a state-of-the-art technique called ONE-seq. ONE-seq is a comprehensive and sensitive in vitro method to screen for and identify potential sequences where editing may occur. Using ONE-seq, we evaluated the 25,000 sequences in the NHP genome most closely matching the sequence of our on-target site. We prioritized 45 potential sites where editing may occur, of which the PCSK9 target site was identified as the top site.

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

Off-target analysis in primary human hepatocytes

Having established a methodology to connect off-target analysis in cells to in vivo editing, we turned to evaluation of the human genome for VERVE-101. Using two orthogonal techniques – the ONE-seq methodology and ABE-Digenome-seq—we prioritized more than 3,000 potential sites and assessed editing in primary human hepatocytes using a highly sensitive hybrid capture assay. As shown in the figure below, we did not observe any significant net editing at any of the approximately 3,000 potential off-target sites (black circles) when compared to untreated cells and observed only on-target editing at the PCSK9 target site (purple dot).

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

Additionally, we have generated data indicating that our proprietary GalNac-LNP can efficiently deliver base editors targeting PCSK9, achieving approximately an 87% reduction in PCSK9 in wild-type NHPs. We are advancing a GalNAc-LNP delivered PCSK9 base editor into preclinical development and believe this data suggests that GalNAc-LNP delivery may have broad utility for liver editing in other indications.

heart-1 clinical trial

The heart-1 clinical trial is designed to enroll approximately 40 adult patients with HeFH who have established ASCVD and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and reductions in blood PCSK9 protein and LDL-C. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country.

We have received clearance of our CTAs for VERVE-101 in New Zealand and the United Kingdom, and in July 2022, we announced that the first patient had been dosed with VERVE-101 in our heart-1 clinical trial. We have completed dosing of VERVE-101 in the first dose cohort of the dose-escalation portion of the heart-1 clinical trial. Enrollment efforts are ongoing in New Zealand and the United Kingdom. We plan to report initial safety and pharmacodynamic data for all dose cohorts of the dose-escalation portion of the heart-1 clinical trial in the second half of 2023.

VERVE-101 was recently awarded an Innovation Passport for the treatment of HeFH under the Innovative Licensing and Access Pathway, or ILAP, by the UK Medicines and Healthcare products Regulatory Agency, or the MHRA. The Innovation Passport designation is the entry point to the ILAP, which aims to accelerate time to market and facilitate patient access to medicines in the United Kingdom for life-threatening or seriously debilitating conditions, or conditions for which there is a significant patient or public health need.

We submitted our IND application to conduct a clinical trial evaluating VERVE-101 in patients with HeFH to the FDA in October 2022 and were subsequently informed by the FDA that our IND application was placed on hold. In December 2022, we received a clinical hold letter from the FDA that outlined the information required to resolve the hold, including additional preclinical data relating to: (i) potency differences between human and non-human cells, (ii) risks of germline editing, and (iii) off-target analyses on non-hepatocyte cell types. Clinical data from the ongoing heart-1 clinical trial in New Zealand and the U.K. were not included in the IND application package submitted to the FDA. In the clinical hold letter, the FDA requested available clinical data from the trial. In addition, the FDA has requested that we modify the trial protocol in the United States to incorporate additional contraceptive measures and to increase the length of the staggering interval between dosing of participants. We intend to submit our response to the FDA as expeditiously as possible.

VERVE-201: ANGPTL3 program

VERVE-201, our development candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. We plan to develop this program for the treatment of HoFH, which affects approximately 1,300 people in the United States, as well as for refractory hypercholesterolemia defined as people with ASCVD who are not at LDL-C goal on oral therapy and a PCSK9 inhibitor. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population.

We are conducting preclinical studies to support a regulatory filing for the initiation of clinical development of VERVE-201 and anticipate initiating a Phase 1b clinical trial in 2024. We plan to utilize internally developed GalNAc-LNP technology in VERVE-201 to deliver a base editor targeting the ANGPTL3 gene to the liver. We have developed proprietary LNPs with a GalNAc ligand designed to bind to ASGPR in the liver, which bypass LDLR, thereby enabling uptake into the liver in HoFH patients.

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

Human genetic studies, conducted by our founders, determined that naturally occurring loss-of-function mutations in the ANGPTL3 gene result in extremely low levels of triglycerides, LDL-C and high-density lipoprotein cholesterol. Subsequent studies determined that there were no apparent adverse health consequences observed in patients who naturally lack ANGPTL3 function. Furthermore, individuals completely lacking ANGPTL3 gene function were free from coronary atherosclerotic plaques evaluated by coronary computerized tomography, or CT, scan, compared to matched control family members. Two independent population genetic studies of individuals carrying a single mutated copy of ANGPTL3 demonstrated that partial loss of ANGPTL3 function is protective against ASCVD, with a 34% and 41% lower risk, respectively, compared to individuals without any ANGPTL3 mutations. Collectively, these studies provided strong evidence for ANGPTL3 as a potential therapeutic target for hyperlipidemia and ASCVD risk reduction.

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

The LDL-C lowering effect of evinacumab has been demonstrated to be additive to that of PCSK9 inhibition. In a late-stage clinical trial of patients with refractory hypercholesterolemia, due to HeFH in the majority of cases, the addition of evinacumab to a PCSK9 inhibitor further reduced LDL-C by 56% compared to placebo. In addition, other investigational agents targeting ANGPTL3 are being evaluated in patients with severe hypertriglyceridemia or CVD, including two different siRNA programs targeting ANGPTL3 from Arrowhead Pharmaceuticals (ARO-ANG3) as well as Eli Lilly.

Preclinical studies

In our early preclinical studies, we evaluated multiple LNP formulations with a view to enabling treatment of patients with all forms of FH, as well as multiple editor and gRNA options. In preclinical data generated to date, and discussed below, we have observed the following:

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
•
durability data in NHPs for an ABE-ANGPTL3 precursor formulation demonstrating an ANGPTL3 reduction of 97% and triglyceride reduction of 71% seen at two years following a single treatment; and
•
proof-of-concept data in an internally developed NHP model of HoFH using a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver an ANGPTL3-targeted base editor demonstrating approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, respectively, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline.

Discovery and validation of LNPs

Prior to nominating VERVE-201 as a development candidate, we used a rigorous process to optimize preclinical safety and efficacy. We performed a number of studies evaluating precursor formulations of an ANGPTL3 targeted base editor as well as multiple precursor formulations of our proprietary GalNAc-LNPs to deliver the editor.

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

We have screened and developed a proprietary GalNAc-targeting ligand that can be incorporated into LNPs. GalNAc ligands bind to the ASGPR in the liver and have been used to enhance delivery of siRNAs to the liver. ASGPR is highly expressed in the liver with rapid turnover in about 15 minutes and high capacity to mediate uptake into the liver independent of LDLR.

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

Validation in an NHP model of HoFH using internally developed GalNAc-LNPs

Using this novel NHP model of HoFH, we conducted a preclinical study using two different formulations of our proprietary GalNAc-LNPs to deliver an ANGPTL3-targeted base editor. In this study, we observed that delivery of the base editor using standard LNPs did not achieve effective ANGPTL3 editing in the liver of the NHP model of HoFH. As shown in the figures below, in NHPs treated with an ANGPTL3-targeted base editor delivered with a GalNAc-LNP, we observed approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline.

GalNAc-LNP delivery to normal livers of NHPs

We have also assessed the potential broad utility of our proprietary GalNAc-LNP approach for delivery of an ANGPTL3-targeted base editor, in a preclinical study evaluating delivery efficiency of an ANGPTL3 base editor using both a GalNAc-LNP and a standard LNP without GalNAc in wild-type NHPs with normal livers. In these studies, we observed that wild-type NHPs treated with an ANGPTL3-targeted base editor delivered via our GalNAc-LNP had an approximately 89% reduction in ANGPTL3 protein compared to an approximately 74% reduction in wild-type NHPs treated with a standard LNP. We believe this suggests that GalNAc-LNP delivery may be utilized in indications where LDLR is present.

We have completed a large confirmatory dose-response study in 34 wild-type NHPs. In this study, we administered an ANGPTL3 base editor using a GalNAc-LNP at 1.5 mg/kg (n=6) and 3.0 mg/kg (n=16) with a control group (n=12). We observed a 96% reduction in circulating ANGPTL3 protein at the 3.0 mg/kg dose group.

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

Importantly, in this preclinical study, we observed that the reductions in blood ANGPTL3 protein and blood triglycerides levels were durably maintained. As shown in the figure below, at two years following a single intravenous administration of ABE-ANGPTL3, we observed that the NHPs continued to exhibit an average reduction of 97% in blood ANGPTL3 protein and an average reduction of 71% in blood triglycerides.

Our preclinical studies of our ABE-ANGPTL3 precursor formulation as well as precursor formulations of our proprietary GalNAc-LNPs led to the development of VERVE-201.

VERVE-201 next steps

Prior to nominating VERVE-201 as a development candidate, we used a rigorous process designed to optimize preclinical safety and efficacy. We selected an optimized configuration and evaluated VERVE-201 in primary human liver cells, which showed potent, on-target editing of the ANGPTL3 gene with no detectable off-target and no detectable structural variants as assessed using high-coverage whole genome optical mapping. We are conducting preclinical studies to support a regulatory filing for the initiation of clinical development of VERVE-201 and anticipate initiating a Phase 1b clinical trial in 2024.

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

Lp(a) Program

Our Lp(a) program is focused on designing an in vivo genome-editing medicine to durably inactivate the LPA gene in the liver with a precise DNA change. We plan to develop this program initially for patients with ASCVD and high circulating Lp(a) concentrations.

Lp(a) is a LDL-like particle with apolipoprotein B covalently linked to apolipoprotein(a) that is produced in the liver and circulates in the blood. The LPA gene target was prioritized based on epidemiologic, human genetic, and pharmacologic studies that have established Lp(a) as an important causal and modifiable driver of risk for ASCVD. This increased risk is most pronounced in individuals with very high Lp(a) concentrations (e.g., ≥ 150 nmol/L). An estimated 20% of ASCVD patients have a Lp(a) concentration above this threshold. Lp(a) concentrations are determined almost entirely by inheritance – lifestyle therapies and currently approved lipid-lowering therapies have minimal to no impact.

Both human genetics and pharmacologic studies have validated the potential efficacy and safety of a Lp(a)-reducing medicine. DNA variants that cause increased circulating Lp(a) are among the strongest inherited drivers of risk for ASCVD as well as certain heart valvular diseases (e.g., aortic stenosis). By contrast, naturally occurring loss-of-function mutations in one or both copies of the LPA gene are associated with protection from these conditions and no detectable serious adverse health consequences.

In addition to these human genetic studies, recent human pharmacologic studies of investigational therapies targeting LPA expression in the liver can potently lower circulating Lp(a) concentrations by greater than 80%. The potential for these medicines to lower the risk of recurrent ASCVD events in patients with high Lp(a) is being tested in ongoing cardiovascular outcomes trials of the antisense oligonucleotide pelecarsen and the siRNA olpasiran.

We believe that these prior studies – alongside our experience in developing in vivo genome editing medicines to treat ASCVD – provide substantial evidence for the potential utility of a single-course medicine to lower Lp(a) in a patient population with both high risk and high unmet need. Our Lp(a) program is in the early research stage.

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

Manufacturing

We do not currently own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for critical starting materials, drug substances—gRNA, mRNA—and our drug products. We plan to use third-party CMOs to support our IND-enabling studies and to supply our clinical trials and commercial activities. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates, as well as multiple CMOs who could assemble the components of our program candidates.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a mAb marketed as Repatha by Amgen Inc., is approved by the FDA for the treatment of patients with HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a siRNA marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of three orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These include MK-0616 from Merck & Co., Inc, which was studied in a recently completed Phase 2b trial of adult patients with hypercholesterolemia with a plan to release results in the first quarter of 2023; an oral small molecule from Serometrix LLC in-licensed by Esperion Therapeutics, which disclosed plans in 2022 to submit an IND in late 2024 or early 2025; and AZD0780, acquired by AstraZeneca from Dogma Therapeutics, which is being evaluated in an ongoing Phase 1 clinical trial.

We are aware of two other gene editing programs targeting the PCSK9 gene in preclinical development. Precision Biosciences, Inc., or Precision, has published preclinical data showing long-term stable reduction of PCSK9 and LDL-C levels in NHPs following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision’s PCSK9 directed nuclease product candidate in to Phase 1 clinical trials for the treatment of FH in 2022. In January 2023, Precision announced that it had decided to cease pursuit of this program with iECURE as a partner, with plans to provide additional guidance on whether and when this medicine will advance into clinical testing in the future. Additionally, in 2022, CRISPR Therapeutics, or CRISPR, announced CTX330, its research stage in vivo gene editing program targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including ARO-ANG3, a siRNA targeting ANGPTL3 being evaluated by Arrowhead Pharmaceuticals in Phase 2 clinical trials of patients with HoFH and patients with mixed dyslipidemia. In 2022, Arrowhead announced plans to initiate pivotal Phase 3 studies of ARO-ANG3 in patients with HoFH and patients with HeFH in the second half of 2023. In addition, Eli Lilly and Company is evaluating a siRNA targeting ANGPTL3 protein in a Phase 2 study in adults with mixed dyslipidemia, and in 2022, CRISPR announced CTX310, its gene editing program targeting ANGPTL3, which is in IND-enabling studies with plans for initial patient dosing in 2023.

Several investigational medicines designed to reduce Lp(a) are currently in development. These include pelecarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with high Lp(a) and cardiovascular disease, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting Lp(a) licensed by Amgen from Arrowhead Pharmaceuticals, which was recently shown to lower Lp(a) concentrations in patients with established ASCVD and high Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and high Lp(a) will be evaluated in the OCEAN(a) study, which was initiated in 2022 with plans for study completion in 2026. In addition, SLN360 is an investigational siRNA medicine being developed by Silence Therapeutics plc that is being evaluated in an ongoing Phase 2 study of patients with high Lp(a) concentrations and high risk for ASCVD events, and, in 2022, CRISPR announced CTX320, its research stage in vivo gene editing program targeting Lp(a).

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

As of December 31, 2022, our patent estate covers various aspects of our programs and technology, including our gene editing programs for PCSK9 and ANGPTL3 targets as well as our RNA delivery and other platform technology. Any U.S. or foreign patents issued or pending would be scheduled to expire on various dates from 2041 through 2043, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

PCSK9 program

With regard to our VERVE-101 program, as of December 31, 2022, our patent estate includes one pending U.S. patent application and over fifteen foreign application counterparts that we own or control and cover various aspects of our VERVE-101 program, including guide RNA sequences targeting the PCSK9 gene, mRNAs encoding adenine base editors, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies.

ANGPTL3 program

With regard to our VERVE-201 program, as of December 31, 2022, our patent estate includes one pending U.S. patent application, one pending international PCT application and over fifteen foreign application counterparts that we own or control and cover various aspects of our VERVE-201 program, including guide RNA sequences targeting the ANGPTL3 gene, mRNAs encoding adenine base editors, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies.

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

Collaboration and license agreement with Beam Therapeutics

In April 2019, we entered into a collaboration and license agreement with Beam, or the Original Beam Agreement, pursuant to which we received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, as well as gene editing and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, or Cas12b technology, in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases, or the licensed products. Upon execution of the Original Beam Agreement and as partial consideration for the rights granted to us thereunder, we issued 276,075 shares of our common stock to Beam.

In July 2022, we amended and restated the Original Beam Agreement upon entering into the Amended and Restated Collaboration and License Agreement with Beam, or the Amended Beam Agreement. Pursuant to the Amended Beam Agreement, Beam granted us an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards a third liver-mediated, cardiovascular disease target, in addition to the PCSK9 and ANGPTL3 gene targets licensed under the Original Beam Agreement. We are responsible for the development and commercialization of products targeting the licensed gene targets, in each case subject to Beam’s opt-in right. Except as described below, we are fully responsible for the development of licensed products under the Amended Beam Agreement.

For the ANGPTL3 and PCSK9 gene targets, following the dosing of the final patient in a Phase 1 clinical trial of a licensed product for such gene targets, Beam has the right to opt-in to share 33% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share profits and expenses of commercializing such licensed products in the United States on a 50/50 basis. For the third gene target, following the dosing of the final patient in a Phase 1 clinical trial of a licensed product for such additional gene target, Beam has the right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide.

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

We refer to any licensed products for which Beam has either (i) not elected to exercise its opt-in right or (ii) if Beam has exercised its opt-in right, either we or Beam subsequently elect to opt-out of the payment of shared development and commercialization costs and participating in the commercialization of such licensed product, as a non-collaboration product. For such non-collaboration products, on a product-by-product basis worldwide, we are obligated to pay clinical and regulatory milestones of up to an aggregate of $11.3 million and sales-based milestones of up to an aggregate of $15.0 million.

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

We granted to Beam an exclusive, worldwide, sublicensable, fully paid-up license under our intellectual property, including under our GalNAc-LNP delivery technology, relating to a preclinical program developed by us. Beam has a non-exclusive license under know-how and patents controlled by us, and an interest in joint collaboration technology, to allow Beam to conduct activities under agreed upon research and development plans, as applicable.

We and Beam each have the right to sublicense our licensed rights, subject to certain restrictions and provided that the sublicense agreement is in compliance and consistent with the terms of the Amended Beam Agreement and any applicable licensed agreements.

The Amended Beam Agreement granted Beam, on a target-by-target basis, the option to obtain a non-exclusive, worldwide, sublicensable license to our GalNAc-LNP delivery technology for the development and commercialization of certain base editor products, as to which Beam would owe us a fee upon exercise of each option, certain regulatory and commercial sale milestones as well as low single-digit royalties on net sales for base editor products using the GalNAc-LNP delivery technology.

Under the Amended Beam Agreement, Beam controls the prosecution of its respective patent rights, at its sole expense. We have the first right, but not the obligation, to file for, and prosecute and enforce, at our sole expense, product-specific patent rights under the Amended Beam Agreement, to the extent permitted by Beam’s applicable in-license agreements, and we have the exclusive right to file for, prosecute and maintain the patent rights under our delivery technology and any other patent rights that we licensed to Beam under the Amended Beam Agreement.

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

The term of the Amended Beam Agreement continues until the last to expire of any royalty term for any licensed product. We have the right to terminate the Amended Beam Agreement as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Beam, provided that Beam has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired. Beam has the right to terminate the Amended Beam Agreement as to certain products by delivering a 90-day termination notice to us. The Amended Beam Agreement may be terminated by either party upon (i) written notice if the other party is in material breach and fails to cure such breach within the specified cure period or (ii) the other party’s bankruptcy or liquidation. Beam may terminate the Amended Beam Agreement, and we may terminate the licenses granted to Beam under the Amended Beam Agreement, immediately if the other party, directly or indirectly, challenges the enforceability, validity or scope of any patent rights underlying the licenses granted under the Amended Beam Agreement.

Acuitas agreements

License agreement for the PCSK9 gene target

In October 2020, we selected an LNP optimized under a development and option agreement with Acuitas, or the Acuitas Development Agreement, to be a component of our VERVE-101 product candidate. In connection with that selection, we exercised an option with respect to the use of the LNP technology and entered into a non-exclusive, worldwide license with Acuitas, or the Acuitas License Agreement, with a right to sub-license through multiple tiers, under the licensed LNP technology to research, develop, have developed, make, have made, keep, use and have used, sell, offer for sale, have sold, import and have imported, export and have exported and otherwise commercialize and exploit licensed products using the LNP technology in connection with the PCSK9 gene target for all human therapeutic or prophylactic uses. Under the Acuitas License Agreement, we are obligated to use diligent efforts to develop and commercialize licensed products.

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

Novartis license agreement

In October 2021, we entered into a license agreement with Novartis to obtain a non-exclusive license to lipid technology that we are using in connection with the research and development of certain product candidates, including VERVE-201. As consideration for the license and rights granted under the agreement, we made a one-time, non-refundable, upfront payment of $0.8 million during the year ended December 31, 2021. The license agreement requires us to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology.

In June 2022, we amended the agreement to include three additional licensed products to the scope of the non-exclusive license. In consideration of the additional licensed products, we were required to make a one-time, non-refundable upfront payment of $2.8 million to Novartis.

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

Collaboration and license agreement with Vertex

On July 18, 2022, we entered into a Strategic Collaboration and License Agreement, or the Vertex Collaboration Agreement, with Vertex for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, on July 18, 2022, we entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, with Vertex, pursuant to which we agreed to sell and issue shares of our common stock to Vertex in a private placement.

Pursuant to the Vertex Collaboration Agreement, we will be responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. Our research activities will be focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Vertex Collaboration Agreement. Vertex will reimburse our research expenses consistent with an agreed-upon budget. The research term has an initial term of four years and may be extended by Vertex for up to one additional year.

Vertex will be solely responsible for subsequent development, manufacturing and commercialization of any product candidate resulting from our research efforts. We received an upfront payment from Vertex of $25 million on July 20, 2022. We are eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria and (ii) up to an aggregate of $340 million in development and commercial milestone payments. We are also eligible to receive tiered single-digit royalties on net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) ten years after the first commercial sale of such product in such country.

Prior to the first patient dosing of the first Phase 1 clinical trial for the first product candidate developed under the Vertex Collaboration Agreement, we also have the right to opt-in to a profit share arrangement pursuant to which we would share the costs and net profits with Vertex for all product candidates emerging from the collaboration. If we exercise our opt-in right, in lieu of milestones and royalties, we will be obligated to pay for a specified percentage of the development and commercialization costs, and we will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time we exercise the option, we may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise our opt-in right, we are required to pay a fee ranging from $25-70 million, depending on the profit/cost percentage elected by us and the licensed technology of Verve included in the most advanced product candidate at the time Verve exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

The Vertex Collaboration Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. We and Vertex each have the right to terminate the agreement for material breach by, or insolvency of, the other party following notice, and if applicable, a cure period. Vertex may also terminate the Vertex Collaboration Agreement in its entirety for convenience upon 90 days’ notice.

In connection with the execution of the Vertex Collaboration Agreement, we also entered into the Stock Purchase Agreement with Vertex for the sale and issuance of 1,519,756 shares of our common stock in a private placement to Vertex at a price of $23.03 per share, which was equal to the five-day volume-weighted average share price as of July 15, 2022, for an aggregate purchase price of $35.0 million. The private placement closed on July 20, 2022.

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

Licensure and regulation of biologics in the United States

In the United States, any product candidates we may develop would be regulated as biological products, or biologics, under the Public Health Service Act, or PHSA, and the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations and guidance. The failure to comply with the applicable U.S. requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject a sponsor to delays in the conduct of the study, regulatory review and approval and/or administrative or judicial sanctions.

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new biological product in the United States must satisfactorily complete each of the following steps:

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

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application.

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved new drug application, or NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

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

Specifically, the PHSA grants the Secretary of the U.S. Department of Health and Human Services, or HHS, the authority to issue a notice of noncompliance to a responsible party for failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. The failure to submit clinical trial information to clinicaltrials.gov, as required, is also a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants. Although the FDA has historically not enforced these reporting requirements due to the HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several notices of noncompliance since April 2021.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or pre-NDA or pre-BLA meeting. Meetings at other times may also be requested. There are four types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA/pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. Finally, a type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions.

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

Pediatric studies

Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial pediatric study plan within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

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

The FDA has issued various guidance documents regarding gene therapies, including final guidance documents released in January 2020 relating to chemistry, manufacturing and controls information for gene therapy INDs, long-term follow-up after the administration of gene therapy products, gene therapies for rare diseases and gene therapies for retinal disorders, as well as final guidance in October 2022 for Human Gene Therapy for Neurodegenerative Diseases. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the chemistry, manufacturing and control information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects. For AAV vectors specifically, the FDA typically recommends that sponsors continue to monitor participants for potential gene therapy-related adverse events for up to a 5-year period. Other types of gene therapy or gene editing products may require longer follow up, potentially up to a maximum 15-year period.

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

Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Establishments may be subject to periodic unannounced inspections by government authorities to ensure compliance with cGMPs and other laws. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. Inspections must follow a “risk‑based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated.

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

Acceptance and review of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, controls, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under PDUFA is substantial (for example, for fiscal year 2023 this application fee is approximately $3.3 million), and the sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2023 is more than $394,000 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

The FDA conducts a preliminary review of all applications within 60 days of receipt and must inform the sponsor by that time whether an application is sufficiently complete to permit substantive review. In pertinent part, the FDA’s regulations state that an application “shall not be considered as filed until all pertinent information and data have been received” by the FDA. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. Typically, an RTF will be based on administrative incompleteness, such as clear omission of information or sections of required information; scientific incompleteness, such as omission of critical data, information or analyses needed to evaluate safety, purity and efficacy or provide adequate directions for use; or inadequate content, presentation, or organization of information such that substantive and meaningful review is precluded. The FDA may request additional information rather than accept an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

After the submission is accepted for filing, the FDA begins an in-depth substantive review of the application. The FDA reviews the application to determine, among other things, whether the proposed product is safe and effective for its intended use, whether it has an acceptable purity profile and whether the product is being manufactured in accordance with cGMP. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an application, the FDA will typically submit information requests to the sponsor and set deadlines for responses thereto. The FDA will also conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.

The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with IND applications and GCP requirements and the integrity of the clinical data submitted to the FDA. With passage of FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process. To ensure cGMP and GCP compliance by its employees and third-party contractors, a sponsor may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

Additionally, the FDA may refer an application, including applications for novel product candidates which present difficult questions of safety or efficacy, to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. Data from clinical trials are not always conclusive, and the FDA or its advisory committee may interpret data differently than the sponsor interprets the same data. The FDA may also re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the sponsor during the review process.

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

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time- consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. The FDA has taken the position that a CRL is not final agency action making the determination subject to judicial review.

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

With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

Finally, if there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new BLA or a BLA supplement, which may require the sponsor to develop additional data or conduct additional preclinical studies and clinical trials. Securing FDA approval for new indications is similar to the process for approval of the original indication and requires, among other things, submitting data from adequate and well-controlled clinical trials to demonstrate the product’s safety and efficacy in the new indication. Even if such trials are conducted, the FDA may not approve any expansion of the labeled indications for use in a timely fashion, or at all. There also are continuing, annual user fee requirements that are now assessed as program fees for certain approved drugs.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity that cover the product are extended by six months.

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

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar sponsor may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical studies to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the sponsor must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

For the FDA to approve a biosimilar product as interchangeable with a reference product, the FDA must find not only that the product is biosimilar to the reference product but also that it can be expected to produce the same clinical results as the reference product such that the two products may be switched without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Upon licensure by the FDA, an interchangeable biosimilar may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product. Following approval of the interchangeable biosimilar product, the FDA may not grant interchangeability status for any second biosimilar until one year after the first commercial marketing of the first interchangeable biosimilar product. In December 2022, Congress clarified through FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the first day on which such a product is approved as interchangeable with the reference product.

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

Federal and state data privacy and security laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and other countries where we conduct our trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the HHS has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials will be regulated by HIPAA’s Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2023, the standard fee is $441,547 and the small business fee is $110,387.

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical trial approval

In April 2014, the European Union adopted a new Clinical Trials Regulation (EU) No 536/2014. That regulation became effective on January 31, 2022, following confirmation of full functionality of the Clinical Trials Information System through an independent audit by the European Commission in mid-2020.The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include a streamlined application procedure via a single entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union member states. However, overall related timelines will be defined by the Clinical Trials Regulation.

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

Marketing authorization

To obtain a marketing authorization for a product under the European Union regulatory system, a sponsor must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in European Union member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, a sponsor must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP.

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

Under the centralized procedure, the CHMP established at the EMA is responsible for conducting an initial assessment of a product. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several European Union member states, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, a sponsor may apply for simultaneous authorization in more than one European Union member state of medicinal products that have not yet been authorized in any European Union member state and that do not fall within the mandatory scope of the centralized procedure. The sponsor may choose a European Union member state as the reference member state to lead the scientific evaluation of the application.
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

Conditional Approval

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) a marketing authorization may be granted prior to submission of comprehensive clinical data provided that the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Pediatric studies

Prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are provided in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

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

Orphan drug designation and exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a product can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the European Union when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the European Union and that without incentives it is unlikely that the marketing of the drug in the European Union would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

Pediatric exclusivity

If a sponsor obtains a marketing authorization in all European Union member states, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

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

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746), which became effective in May 2022. The new regulation replaces the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device had until May 2022 to update their technical documentation to meet the requirements and comply with the new, more stringent regulation. The new regulation will, among other things:

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

Brexit and the regulatory framework in the United Kingdom

The United Kingdom's withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the MHRA became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law, the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the

United Kingdom. Until December 31, 2023, it is possible for the MHRA to rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

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

Restrictions under applicable federal and state health care laws and regulations include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; HIPAA, which created additional federal criminal statutes that prohibit, among other things, a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, and, as of 2022, will require applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives.

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

In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and subsequent legislation, these Medicare sequester reductions were suspended and reduced through June 2022,with the full 2% cut remaining thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act.

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

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

Employees and human capital resources

As of December 31, 2022, we had 204 full-time employees, including 58 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 164 are engaged in research and development activities and 40 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Our principal executive office is located at 201 Brookline Avenue, Suite 601, Boston, Massachusetts 02215 and our telephone number is (617) 603-0070. Our website address is http://www.vervetx.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $157.4 million, $120.3 million and $45.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $344.2 million. We have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022.

We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and if our investigational new drug application, or IND, is cleared, in the United States;
•
continue our current research programs and our preclinical development of product candidates;
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
•
further develop our base editing technology and develop novel gene editing technology;
•
hire additional personnel including research and development, clinical and commercial personnel;

•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property, medicines and technologies;
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect will be required for VERVE-101 and VERVE-201;
•
establish commercial-scale current good manufacturing practices, or cGMP, capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

In addition, our expenses will further increase if, among other things:

•
we are required by the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform clinical trials or preclinical studies that are in addition to, or different than, those expected;
•
there are any delays in completing our clinical trials or preclinical studies or the development of any of our product candidates; or
•
there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We are only in the preliminary stages of these activities and there is no assurance that we will be successful in these activities and, even if we are, may never generate revenues that are significant enough to achieve profitability. We have not yet completed a clinical trial of any product candidate. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to generate revenue or achieve profitability.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1b clinical trial of VERVE-101, complete preclinical studies of VERVE-201, continue research, development and preclinical testing, initiate additional clinical trials and potentially seek marketing approval for VERVE-101, VERVE-201, and any other product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
•
the costs of satisfying any post-approval marketing requirements, such as a CVOT;
•
the revenue, if any, received from commercial sales of product candidates we may develop for which we receive marketing approval;
•
the success of our license agreements and our collaborations;
•
our ability to establish and maintain additional collaborations on favorable terms, if at all;
•
the achievement of milestones or occurrence of other developments that trigger payments under any collaboration or license agreements we enter into;
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

As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $554.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize any product candidates. We cannot be certain that additional funding will be available on acceptable terms, or at all. For example, economic and other factors have recently caused significant disruption of global financial markets, which could continue and would reduce our ability to access capital, which could in the future negatively affect our liquidity. We have no committed source of additional capital or external funds and, if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for product candidates we may develop at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to product candidates we may develop in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any source of committed capital or external funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Any debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures, declaring dividends or encumbering our assets to secure future indebtedness.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, conducting preclinical studies and an early-stage clinical trial. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in July 2022. Our other research programs, including VERVE-201, are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had federal NOL carryforwards of $173.6 million and state NOL carryforwards of $157 million.

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

We are very early in our development efforts and have focused our efforts to date primarily on research efforts and preclinical development. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101 in July 2022, but we have not yet completed a clinical trial of any product candidate Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities.

The FDA or other regulatory agencies may require us to complete additional preclinical studies or require us to satisfy other requests prior to commencing clinical trials in the respective countries, which may delay our clinical trials beyond our planned timeline. For example, in November 2022, the FDA placed the IND application to conduct a clinical trial evaluating VERVE-101 in the United States on hold and the IND remains on hold as of the date of this Annual Report on Form 10-K. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could disagree that we have satisfied their requirements to commence any clinical trial, including with respect to VERVE-101, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including countries in the European Union.

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

We are focused on developing medicines utilizing gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-101 and VERVE -201 have not yet been evaluated in any completed clinical trial, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

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

We also are seeking to develop a novel gene editing development candidate as part of our collaboration with Vertex, including seeking to identify and engineer specific gene editing systems and delivery systems directed to a target of interest. We may seek to develop novel gene editing technology for future programs. We have not previously developed novel gene editing technology on our own and have in-licensed gene editing technology from third parties. We cannot be certain that we will be able to successfully develop novel gene editing systems for the target or for any other targets.

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

To date, we have focused our efforts on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases and transcription activator-like effector nucleases, but to date none have obtained marketing approval for a product candidate. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at the Massachusetts Institute of Technology, or MIT, and Broad, and, separately, Samuel Sternberg’s group at Columbia University announced the discovery of the use of transposons, or “jumping genes.” Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. Beam uses prime editing technology, which utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. Guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit.

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which has reported clinical data from a Phase 1b trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy and for the treatment of transthyretin (ATTR) amyloidosis with cardiomyopathy. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The COVID-19 pandemic may affect our ability to initiate and complete current or future preclinical studies, and clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and prospects.

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

For example, in November 2022, the FDA placed our IND application to conduct a clinical trial evaluating

VERVE-101 in the United States on hold. We received a clinical hold letter from the FDA in December 2022 that outlined the information required to resolve the clinical hold, including additional preclinical data relating to: (i) potency differences between human and non-human cells, (ii) risks of germline editing, and (iii) off-target analyses in non-hepatocyte cell types. The FDA also requested available clinical data from the ongoing heart-1 clinical trial. In addition, the FDA has requested that we modify the trial protocol in the United States to incorporate additional contraceptive measures and to increase the length of the staggering interval between dosing of participants.

Prior to initiating the trial in the United States, we will be required to resolve the hold on the IND application. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States. Any delay in our ability, or our inability, to initiate our clinical trial of VERVE-101 in the United States because of the hold may delay our clinical development plans for VERVE-101, may require us to incur additional preclinical or clinical development costs and could impair our ability to ultimately obtain FDA approval for VERVE-101. Delays in the completion of any clinical trial of VERVE-101 could increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it on July 2, 2020, January 27, 2021, and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates.

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

We have only recently initiated and begun conducting a clinical trial. As a result, our belief in the potential capabilities of our programs is based on research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We have conducted several preclinical studies of our product candidates in non-human primates, but we cannot be certain that the results observed in such studies will translate into similar results in clinical trials of our product candidates in humans. Our ongoing or future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. In 2022, we initiated our heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom under country-specific protocols with various modifications to eligibility in each country. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue additional clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Given the large patient population for atherosclerotic cardiovascular disease, or ASCVD, if we expand clinical development of VERVE-101 or VERVE-201 for the treatment of patients with established ASCVD, the number of patients that may be required for clinical trials in order to obtain regulatory approval for that indication could be very high, and we may not be able to enroll a sufficient number of patients and as a result we may not be able to initiate or complete clinical trials of VERVE-101 for the treatment of patients with established ASCVD. Because of the small patient population for homozygous familial hypercholesterolemia, or HoFH, we may have difficulty enrolling patients and we may not be able to initiate or complete clinical trials for VERVE-201 for the treatment of HoFH.

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

We only recently initiated our heart-1 clinical trial for VERVE-101. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and there are no completed clinical trials involving base editing technology similar to the gene editing technology we are using in VERVE-101. Furthermore, there has not been any gene editing product candidate that has received regulatory approval for use in humans. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that gene editing technologies will not cause undesirable side effects, as improper editing of a patient’s DNA could lead to lymphoma, leukemia or other cancers or other aberrantly functioning cells.

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

We are conducting a clinical trial, and plan to conduct additional clinical trials at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We are conducting and plan to conduct one or more additional clinical trials with one or more trial sites that are located outside the United States, including our ongoing Phase 1b trial of VERVE-101 at trial sites in New Zealand and the United Kingdom. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CMOs for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our animal testing and research. Any of these third parties may terminate their engagements with us at any time or may face supply chain shortages or otherwise be unable to secure the requisite resources, such as animals used in our preclinical testing, to support our planned development activities. If we need to modify our development plans or enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The field of gene editing especially has been the subject of extensive patenting activity and litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Further, no earlier than the second quarter of 2023, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

Our owned and in-licensed patents and patent applications and other intellectual property may be subject to priority or inventorship disputes, interferences and similar proceedings. If we or our licensors are unsuccessful in any of these proceedings, we may be required to obtain licenses from third parties, which may not be available on commercially reasonable terms or at all, or to cease the development, manufacture, and commercialization of one or more of the product candidates we may develop, which could have a material adverse impact on our business.

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

On June 24, 2019, the PTAB declared a second interference (U.S. Interference No. 106,115) between 14 U.S. patent applications that are co-owned by CVC, and 13 U.S. patents and one U.S. patent application (that are co-owned by the Boston Licensing Parties). In the declared interference, CVC has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party. On February 28, 2022, the PTAB held that the Boston Licensing Parties had priority over CVC with respect to Count 1 of the interference: a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. As a result, CVC’s patent applications involved in this interference were deemed unpatentable. In September 2022, the CVC appealed the PTAB’s decision at the CAFC and the appeal is ongoing.

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

The PTAB has currently suspended these subsequent interference proceedings with Toolgen and Sigma-Aldrich, pending the CAFC’s decision of the appeal between the CVC and the Boston Licensing Parties over the outcome of the second interference.

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

The PTAB has currently suspended these subsequent interference proceedings with Toolgen and Sigma-Aldrich, pending the CAFC’s decision of the appeal between the CVC and the Boston Licensing Parties over the outcome of the second interference.

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

There can be no assurance that the current appeal or these pending U.S. interference proceedings will be resolved in favor of the Boston Licensing Parties. If the appeal in the second interference favors CVC, or the 106,126, or 106,133 interference resolves in favor of Toolgen, Inc., or Sigma-Aldrich Co., LLC, respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates, and we expect to seek to expand our product candidate pipeline in part by in-licensing the rights to key technologies. Although we have succeeded in licensing technologies from third-party licensors including Harvard, Broad, Beam, Acuitas, and Novartis in the past, we cannot assure our stockholders that we will be able to in-license or acquire the rights to any product candidates or technologies from third parties on acceptable terms or at all.

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

Furthermore, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our licensed patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominantly primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
•
others may be able to make gene editing products that are similar to ours but that are not covered by the claims of the patents that we own;
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

Even if VERVE-101, VERVE-201 or any other product candidate we develop meets its safety and efficacy endpoints in clinical trials, we cannot be certain that success in clinical trials will ensure success as a commercial product. For example, in September 2022, AstraZeneca and Ionis Pharmaceuticals, Inc. determined not to advance an antisense oligonucleotide PCSK9 inhibitor dosed once monthly via subcutaneous administration into Phase 3 clinical development for the treatment of hypercholesterolemia following a Phase 2b clinical trial that met its primary endpoint and achieved a statistically significant 62.3% reduction in low density lipoprotein cholesterol, or LDL-C, after 28 weeks compared to placebo on the basis that the results did not meet AstraZeneca’s target product profile criteria to invest in a broad Phase 3 development program.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with

ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio®by Novartis, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of three orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These include MK-0616 from Merck & Co., Inc, which was studied in a recently completed Phase 2b trial of adult patients with hypercholesterolemia with a plan to release results in the first quarter of 2023; an oral small molecule from Serometrix LLC in-licensed by Esperion Therapeutics, which disclosed plans in 2022 to submit an IND in late 2024 or early 2025; and AZD0780, acquired by AstraZeneca from Dogma Therapeutics, which is being evaluated in an ongoing Phase 1 clinical trial.

We are aware of two other gene editing programs targeting the PCSK9 gene in preclinical development. Precision Biosciences, Inc., or Precision, has published preclinical data showing long-term stable reduction of PCSK9 and LDL-C levels in non-human primates following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision's PCSK9 directed nuclease product candidate into Phase 1 clinical trials for the treatment of FH in 2022. In January 2023, Precision announced that it had decided to cease pursuit of this program with iECURE as a partner, with plans to provide additional guidance on whether and when this medicine will advance into clinical testing in the future. Additionally, in 2022, CRISPR Therapeutics, or CRISPR, announced CTX330, its research stage in vivo gene editing program targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including ARO-ANG3, a siRNA targeting ANGPTL3 being evaluated by Arrowhead Pharmaceuticals in Phase 2 clinical trials of patients with HoFH and patients with mixed dyslipidemia. In 2022, Arrowhead announced plans to initiate pivotal Phase 3 studies of ARO-ANG3 in patients with HoFH and patients with HeFH in the second half of 2023. In addition, Eli Lilly and Company is evaluating a siRNA targeting ANGPTL3 protein in a Phase 2 study in adults with mixed dyslipidemia, and in 2022, CRISPR announced CTX310, its gene editing program targeting ANGPTL3, which is in IND-enabling studies with plans for initial patient dosing in 2023.

Several investigational medicines designed to reduce lipoprotein(a), or LP(a), are currently in development. These include pelecarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with high Lp(a) and cardiovascular disease, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting LPA licensed by Amgen from Arrowhead Pharmaceuticals, which was recently shown to lower LP(a) concentrations in patients with established ASCVD and high Lp(a) concentrations. The potential for Olpasiran to reduce cardiovascular events in patients with existing ASCVD and high Lp(a) will be evaluated in the OCEAN(a) study, which was initiated in 2022 with plans for study completion in 2026. In addition, SLN360 is an investigational siRNA medicine being developed by Silence Therapeutics plc that is being evaluated in an ongoing Phase 2 study of patients with high Lp(a) concentrations and high risk for ASCVD events, and, in 2022, CRISPR announced CTX320, its research stage in vivo gene editing program targeting LPA.

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

We currently rely, and expect to continue to rely on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including pandemics, including the ongoing COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We may seek certain designations for our product candidates, including Fast Track, Breakthrough Therapy, Regenerative Medicine Advanced Therapy and Priority Review designations in the United States, Innovative Licensing and Access Pathway designation in the United Kingdom, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

We may equally pursue some of the post-Brexit UK MHRA procedures to prioritize access to new medicines that will benefit patients, such as a 150-day assessment, a rolling review procedure and an innovative licensing and access pathway, or ILAP. ILAP aims to accelerate the time to market and to facilitate patient access to medicines, including new chemical entities, biological medicines, new indications and repurposed medicines. We received our innovation passport, which is the point of entry into the ILAP, from the MHRA on February 14, 2023. Product developers that benefit from ILAP will be provided with advice on clinical trial design to ensure optimal data generation for both regulatory approval and health technology appraisal.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

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
•
the federal transparency requirements under the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services, or HHS, information related to payments and other transfers of value to physicians, as defined by such law, and teaching hospitals and other covered recipients and ownership and investment interests held by physicians and their immediate family members and applicable group purchasing organizations, and, as of January 2022, requires applicable manufacturers to report information regarding payments and other transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiologist assistants, and certified nurse midwives; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payers, including private insurers, and certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to drug pricing and payments to physicians and other healthcare providers or marketing expenditures and state and local laws that require the registration of sales representatives; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In March 2010, President Obama signed into law the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of June 2022 but the full 2% cut resumed thereafter on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information, including comprehensive regulatory systems in the United States, European Union and United Kingdom. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agent-the California Privacy Protection Agency-whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah and Connecticut, already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three stats will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK’s Data Protection Act and the GDPR, respectively. Any changes or updates to these adequacy decisions have the potential to impact our business.

Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and the sale and distribution of commercial products, through increased compliance costs, costs associated with contracting and potential enforcement actions.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of Sekar Kathiresan, M.D., our chief executive officer, Andrew Ashe, J.D., our president, chief operating officer, and general counsel, Allison Dorval, our chief financial officer, and Andrew Bellinger, M.D., Ph.D., our chief scientific officer and chief medical officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21.0% of our common stock as of January 31, 2023. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We have broad discretion in the use of our cash, cash equivalents, and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents, and marketable securities and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also filed registration statements on Form S-8 to register all of the shares of common stock that we were able to issue under our equity compensation plans. Shares registered under these registration statements on Form S-8 can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements, and exercise of options.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting beginning with our filing of this Annual Report on Form 10-K. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income. In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions, and the Inflation Reduction Act, or the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular imposes a 1% excise tax on certain stock repurchases by publicly traded corporations which generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act, the IRA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the IRA and additional tax legislation. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease 105,182 square feet of office and laboratory space in Boston, Massachusetts under a lease that expires in December 2032 with an option to extend for an additional five years.

In October 2021, we entered into a sublease agreement with Beam Therapeutics, Inc. for 11,931 square feet of additional office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and expired in December 2022.

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

Holders

As of February 27, 2023, there were approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Stock Performance Graph

The following stock performance graph illustrates a comparison from June 17, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $ 100 on June 17, 2021 at the opening trading price of $19.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Stock Price Performance Graph
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/17/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22

*$100 invested on 6/17/21 in stock or 5/31/21 in index, including reinvestment of dividends.
Fiscal year ending December 31.

Verve Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Verve Therapeutics, Inc. under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Recent sales of unregistered securities

During the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities other than pursuant to transactions previously disclosed in our Current Reports on Form 8-K.

Use of proceeds from registered securities

On June 21, 2021, we completed our IPO of common stock pursuant to a Registration Statement on Form S-1 (File No. 333-256608), which was declared effective by the SEC on June 16, 2021 and Form S-1 (File No. 333-257158), which was filed pursuant to Rule 462(b) of the Securities Act and was declared effective by the SEC on June 16, 2021.

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of December 31, 2022, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and short-term investments. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the year ended December 31, 2022.

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

Overview

We are a clinical-stage genetic medicines company pioneering a new approach to the care of cardiovascular disease, or CVD, transforming treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. Our goal is to disrupt the chronic care model for CVD by providing a new therapeutic approach with single-course in vivo gene editing treatments focused on addressing the root causes of this highly prevalent and life-threatening disease. Our initial two programs target PCSK9 and ANGPTL3, respectively, genes that have been extensively validated as targets for lowering blood lipids, such as low-density lipoprotein cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetimes of patients with or at risk for atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD.

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

Through December 31, 2022, we had raised an aggregate of $861.6 million in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2022, 2021 and 2020 were $157.4 million, $120.3 million and $45.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $344.2 million.

Our total operating expenses were $167.6 million, $87.1 million and $40.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we advance VERVE-101 in our ongoing heart-1 clinical trial; continue our preclinical development of other product candidates; advance these product candidates toward clinical development; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates including VERVE-201, our development candidate targeting ANGPTL3; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and other sources of capital, which may include collaborations or licensing arrangements with other companies or other strategic transactions. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $554.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

Components of our results of operations

Revenue

For the year ended December 31, 2022, we recognized $1.9 million of collaboration revenue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates.

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
•
costs incurred related to the research pursuant to the Vertex Agreement;
•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation for employees engaged in research and development functions;
•
expenses incurred in connection with the discovery, preclinical and clinical development of our research programs, including under agreements with third parties, such as consultants, contractors and CROs;
•
the cost of developing and validating our manufacturing process for use in our preclinical studies and current and future clinical trials, including the cost of raw materials used in our research and development activities;
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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, develop additional product candidates, build our manufacturing capabilities, and develop our gene editing and LNP technology. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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
•
the timing of filing and acceptance of investigational new drug, or IND, applications, or comparable foreign applications that allow commencement of planned and future clinical trials for our product candidates;
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

Other income (expense)

Change in fair value of antidilution rights liability

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

Change in fair value of success payment liability

We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock.The remaining potential aggregate success payments that could be payable by us are $25.0 million. At inception of the agreements, the success payment liabilities were recorded at fair value with the cost recorded as research and development expense and are being remeasured at each reporting period with charges recorded in other income (expense) while the instrument is outstanding.

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

Income tax

As of December 31, 2022, we had federal net operating loss, or NOL, carryforwards of $163.9 million and state NOL carryforwards of $148.0 million. The federal NOL carryforwards have an indefinite life and can be utilized to offset 80% of future taxable income, while the state NOL carryforwards will expire at various dates through 2042. We have recorded a full valuation allowance against our net deferred tax assets due to uncertainties as to their ultimate realization.

Results of operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021	Change
Collaboration revenue	$1,941	$—	$1,941
Operating expenses:
Research and development	130,095	68,202	61,893
General and administrative	37,533	18,865	18,668
Total operating expenses	167,628	87,067	80,561
Other (expense) income:
Change in fair value of antidilution rights liability	—	(25,574)	25,574
Change in fair value of success payment liability	1,486	(7,815)	9,301
Interest and other income, net	6,867	142	6,725
Total other income (expense), net	8,353	(33,247)	41,600
Loss before provision for income taxes	(157,334)	(120,314)	(37,020)
Provision for income taxes	(53)	—	(53)
Net loss	$(157,387)	$(120,314)	$(37,073)

Collaboration Revenue

Collaboration revenue was $1.9 million for the year ended December 31, 2022, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the year ended December 31, 2021.

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2022 and 2021:

	Year ended December 31,
(in thousands)	2022	2021	Change
Employee-related expenses	$46,439	$19,859	$26,580
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	26,952	17,681	9,271
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	20,584	16,628	3,956
Lab supplies	11,883	4,630	7,253
Facility-related costs (including depreciation)	10,486	3,583	6,903
License and milestone payments	4,515	2,031	2,484
Clinical trial costs	3,037	—	3,037
Other research and development costs	6,199	3,790	2,409
Total research and development expenses	$130,095	$68,202	$61,893

Research and development expenses were $130.1 million for the year ended December 31, 2022, compared to $68.2 million for the year ended December 31, 2021. The increase of $61.9 million was primarily due to the growth in our research and development organization to support the advancement of our pipeline and included the following:

•
an increase in personnel-related costs of $26.6 million, including an increase in stock-based compensation of $8.7 million, driven by an increase in headcount of employees involved in research and development activities;
•
an increase in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consulting services, including third-party CROs, of $9.3 million;
•
an increase in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trial of $4.0 million;
•
an increase in lab supplies of $7.3 million due to the increased investment in research and development activities in 2022;
•
an increase in facility-related costs (including depreciation) and other allocated expenses of $6.9 million due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue;
•
an increase in research and development expense attributed to license and milestone payments of $2.5 million in 2022;
•
an increase in clinical trial costs of $3.0 million associated with our heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101; and
•
an increase in other research and development costs of approximately $2.3 million, primarily due to an increase in software, IT, and other miscellaneous charges.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $37.5 million for the year ended December 31, 2022, compared to $18.9 million for the year ended December 31, 2021. The increase of $18.7 million was primarily attributable to the following:

•
an increase of $12.9 million in personnel, facility and other expenses, including an increase in stock-based compensation of $6.7 million, resulting from an increase in headcount to support our growth;
•
an increase of $3.8 million in legal and professional service fees, primarily due to increased professional fees for audit, tax and consulting services; and
•
an increase in other expenses of approximately $2.0 million, including increased insurance expense of $1.3 million for our directors and officers insurance policy and increases in software, IT and other miscellaneous charges.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income (expense)

Change in fair value of antidilution rights liability

The increase of $25.6 million in fair value of the antidilution rights liability was primarily due to the settlement of the liability during the year ended December 31, 2021 with the issuance of 878,098 shares of our common stock. The settlement amount was $32.5 million and resulted in a fair value adjustment to the antidilution rights liability of $25.6 million due to an increase in the fair value of the shares being issued upon settlement. As the antidilution rights liability was partially satisfied in 2019 and 2020 and was satisfied in full in June 2021 upon the closing of our IPO, there was no further adjustment during the year ended December 31, 2022.

Change in fair value of success payments liability

The increase of $9.3 million in fair value of the success payments liability was primarily attributable to the decrease in the fair value of our common stock which resulted in a fair value adjustment of $1.5 million to other expense during the year ended December 31, 2022. During the year ended December 31, 2021, certain success payment obligations were triggered, and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. No success payments were triggered or paid during the year ended December 31, 2022. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest and other income (expense), net

The increase of $6.7 million in interest and other income (expense) for the year ended December 31, 2022 was primarily attributable to increasing interest rates on our higher marketable securities balances.

Comparison of the Years Ended December 31, 2021 and 2020

A discussion of changes in our results of operations during the year ended December 31, 2021 compared to the year ended December 31, 2020 has been omitted from this Annual Report on Form 10-K but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 14, 2022, which discussion is incorporated herein by reference and which is available free of charge on the SEC's website at www.sec.gov.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through December 31, 2022, we had raised an aggregate of $861.6 million in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offering, and our ATM equity offering program. As of December 31, 2022, we had $554.8 million in cash, cash equivalents and marketable securities.

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

On July 20, 2022, we received $25.0 million as an upfront payment from Vertex pursuant to the Vertex Agreement. Additionally, on July 20, 2022, we sold and issued 1,519,756 shares of our common stock to Vertex at a price of $23.03 per share for an aggregate purchase price of $35.0 million.

On July 25, 2022, we issued and sold 9,583,334 shares of our common stock, including 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and offering expenses of approximately $15.9 million payable by us.

In July 2022, we entered into the Sales Agreement with Jefferies pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the year ended December 31, 2022, we sold 1,280,168 shares of common stock under the Sales Agreement for aggregate net proceeds of $42.9 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Year ended December 31,
(in thousands)	2022	2021
Cash used in operating activities	$(122,332)	$(77,880)
Cash used in investing activities	(155,955)	(239,098)
Cash provided by financing activities	328,956	377,089
Net increase in cash, cash equivalents and restricted cash	$50,669	$60,111

Operating activities

For the year ended December 31, 2022, net cash used in operating activities was $122.3 million, consisting primarily of our net loss of $157.4 million, and a decrease attributable to non-cash items of $1.5 million associated with the fair value change in the success payment liability and $1.0 million associated with amortization of investment premiums. These amounts are partially offset by the following non-cash changes: stock-based compensation of $22.5 million, depreciation expense of $2.8 million, non-cash lease expense of $3.9 million, and a net increase in changes in our operating assets and liabilities of $8.4 million.

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

Investing activities

For the year ended December 31, 2022, net cash used in investing activities was $156.0 million, consisting of purchases of marketable securities of $479.4 million and purchases of property and equipment of approximately $13.3 million, primarily related to lab equipment, which amounts were offset partially by maturities of marketable securities of $336.7 million.

For the year ended December 31, 2021, net cash used in investing activities was $239.1 million, consisting of purchases of marketable securities of $371.5 million and purchases of property and equipment of $4.4 million, primarily related to lab equipment, which amounts were offset partially by maturities of marketable securities of $136.8 million.

Financing activities

For the year ended December 31, 2022, net cash provided by financing activities was $329.0 million, consisting primarily of net proceeds from the sale of our common stock of $286.5 million, net proceeds of $40.0 million from the issuance of 1,519,756 shares to Vertex pursuant to the Stock Purchase Agreement in connection with the Vertex Agreement, proceeds from exercises of stock options of $2.2 million and issuance of shares through our employee stock purchase plan of $1.1 million, offset partially by payment of offering expenses of $0.8 million.

For the year ended December 31, 2021, net cash provided by financing activities was $377.1 million consisting of the net proceeds from the issuance of Series B Preferred Stock of $93.8 million, net proceeds from the sale of our common stock in our IPO of $285.2 million, proceeds from exercises of stock options of $1.0 million and issuance of shares through our employee stock purchase plan of approximately $0.7 million, offset partially by payment of IPO expenses of $3.6 million.

Funding requirements

Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and if our IND application is cleared, in the United States;
•
continue our current research programs and our preclinical development of product candidates;
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
•
make milestone payments to Beam under our amended and restated collaboration and license agreement with Beam, or the Beam Agreement, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, milestone payments or success payments to Broad and Harvard under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and milestone payments to Novartis under our license agreement with Novartis, or the Novartis Agreement, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
•
ultimately establish a sales, marketing, and distribution infrastructure to commercialize any drug products for which we may obtain marketing approval, either by ourselves or in collaboration with others;
•
further develop our base editing technology and develop novel gene editing technology;
•
hire additional personnel including research and development, clinical and commercial personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property, medicines and technologies;
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect will be required for VERVE-101 and VERVE-201;
•
establish commercial-scale current good manufacturing practices, or cGMP, capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $554.8 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

We lease certain assets under noncancelable operating leases, which expire through 2032. The leases relate primarily to office space and laboratory space. Our aggregate future minimum commitments under these office and laboratory leases were $119.2 million as of December 31, 2022, excluding any related common area maintenance charges or real estate taxes. For additional information regarding these leases, refer to Note 7, Leases, to our consolidated financial statements.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.

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

We may remain classified as an EGC until the end of the fiscal year ended December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

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

•
revenue recognition
•
accrued research and development expenses;
•
stock-based compensation and common stock valuation; and
•
fair value measurements.

Revenue Recognition

We enter into collaboration agreements which are within the scope of Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, under which we license rights to certain of our product candidates and perform research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

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

Our contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues in the period of adjustment. To date, we have not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of our collaboration arrangements.

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
•
CROs in connection with clinical trials, preclinical studies and testing; and
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

We estimate the fair value of restricted stock unit awards on the date of grant using the closing price of our common stock on that date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $115.4 million, which consisted of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of December 31, 2022, we had marketable securities of $439.4 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to an exemption provided by the JOBS Act for “emerging growth companies.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the sections titled “Proposal No. 1—Election of Class II Directors,” “Corporate Governance—Code of business conduct and ethics,” “Corporate Governance—Board committees,” “Corporate Governance—Compensation committee interlocks and insider participation,” and “Delinquent Section 16(a) Reports” (if applicable) in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section titled “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and, other than the information disclosed pursuant to Item 402(v) of Regulation S-K, if required, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections titled “Executive and Director Compensation—Equity compensation plan information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections titled “Transactions with Related Persons” and “Corporate Governance—Director independence” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the section titled “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. Financial Statements.

The financial statements of Verve Therapeutics, Inc., together with the report thereon of Ernst & Young LLP, an independent registered public accounting firm (PCAOB ID: 0042), are included in this Annual Report on Form 10-K beginning on page F-1.

2. Financial Statement Schedules.

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of the Registrant, effective as of June 21, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, File No. 001-40489, filed June 21, 2021)

3.2

Second Amended and Restated Bylaws of the Registrant, effective as of February 14, 2023 (incorporated by reference to exhibit 3.1 to the Registrant's Current Report on Form 8-K, File No. 001-40489, Filed February 17, 2023.)

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

4.3	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)
10.1#	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)
10.2#

Form of Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.3#	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)
10.4#	Form of Stock Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)
10.5#*	Form of Restricted Stock Unit Agreement under the 2021 Stock Incentive Plan
10.6#

Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.7*	Summary of Non-Employee Director Compensation Program
10.8†

Amended and Restated Collaboration and License Agreement, dated as of July 5, 2022, by and between the Registrant and Beam Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 7, 2022)

10.9†

Amended and Restated Development and Option Agreement, dated as of October 6, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.10†

Non-Exclusive License Agreement, dated as of October 14, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.11†

Cas9 License Agreement, dated as of March 15, 2019, by and among the Registrant, The President and Fellows of Harvard College and The Broad Institute, Inc., as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.12†

Strategic Collaboration and License Agreement, dated as of July 18, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on November 7, 2022)

10.13

Lease, dated as of August 19, 2021, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 10, 2021)

10.14

First Amendment to Lease, dated as of January 4, 2022, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)

10.15

Second Amendment to Lease, dated as of June 17, 2022, by and between the Registrant and ARE-MA Region No, 87 Tenant, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 9, 2022)

10.16#

Form of indemnification agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.17#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Sekar Kathiresan, M.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.18#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Ashe, J.D. (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.19#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Bellinger, M.D., Ph.D. (incorporated by reference to Exhibit 10.20 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.20#

Employment Agreement, dated as of November 26, 2021, between the Registrant and Allison Dorval (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)

10.21

Open Market Sale AgreementSM,dated as of July 1, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, File No. 333-265996, filed on July 1, 2022)

10.22*	Stock Purchase Agreement, dated as of July 18, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VERVE THERAPEUTICS, INC.

Date: March 2, 2023	By:	/s/ Sekar Kathiresan
Sekar Kathiresan
Chief Executive Officer Principal Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sekar Kathiresan	Chief Executive Officer	March 2, 2023
Sekar Kathiresan	(Principal Executive Officer)

/s/ Allison Dorval	Chief Financial Officer	March 2, 2023
Allison Dorval	(Principal Financial Officer and Principal Accounting Officer)

/s/ Burt Adelman	Director	March 2, 2023
Burt Adelman

/s/ Lonnel Coats	Director	March 2, 2023
Lonnel Coats

/s/ Alexander Cumbo	Director	March 2, 2023
Alexander Cumbo

/s/ Michael MacLean	Director	March 2, 2023
Michael MacLean

/s/ Sheila Mikhail	Director	March 2, 2023
Sheila Mikhail

/s/ Krishna Yeshwant	Director	March 2, 2023
Krishna Yeshwant

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verve Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verve Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 2, 2023

Verve Therapeutics, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$115,412	$64,330
Marketable securities	439,396	296,112
Collaboration receivable	1,012	—
Prepaid expenses and other current assets	7,339	6,686
Total current assets	563,159	367,128
Property and equipment, net	18,778	7,224
Restricted cash	4,824	5,237
Operating lease right-of-use assets	91,877	1,839
Other long term assets	585	2,696
Total assets	$679,223	$384,124
Liabilities, and stockholders’ equity
Current liabilities:
Accounts payable	$2,424	$7,077
Accrued expenses	20,767	12,992
Lease liability, current portion	11,904	1,955
Total current liabilities	35,095	22,024
Long-term lease liability	70,014	—
Success payment liability	2,885	4,371
Deferred revenue, non-current	20,014	—
Other long term liabilities	283	377
Total liabilities	128,291	26,772
Commitments and contingencies (See Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 61,730,816 and 48,511,735 shares issued and outstanding at December 31, 2022 and 2021, respectively	62	49
Additional paid-in capital	895,801	544,381
Accumulated other comprehensive loss	(694)	(228)
Accumulated deficit	(344,237)	(186,850)
Total stockholders’ equity	550,932	357,352
Total liabilities, and stockholders’ equity	$679,223	$384,124

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Collaboration revenue	$1,941	$—	$—
Operating expenses:
Research and development	130,095	68,202	35,371
General and administrative	37,533	18,865	5,256
Total operating expenses	167,628	87,067	40,627
Loss from operations	(165,687)	(87,067)	(40,627)
Other income (expense):
Change in fair value of preferred stock tranche liability	—	—	2,507
Change in fair value of antidilution rights liability	—	(25,574)	(5,359)
Change in fair value of success payment liability	1,486	(7,815)	(2,387)
Interest and other income, net	6,867	142	162
Total other income (expense), net	8,353	(33,247)	(5,077)
Loss before provision for income taxes	(157,334)	(120,314)	(45,704)
Provision for income taxes	(53)	—	—
Net loss	$(157,387)	$(120,314)	$(45,704)
Net loss per common share attributable to common stockholders, basic and diluted	$(2.91)	$(4.48)	$(20.31)
Weighted-average common shares used in net loss per share attributable to common stockholders, basic and diluted	54,023,653	26,872,036	2,250,093
Comprehensive Loss:
Net loss	$(157,387)	$(120,314)	$(45,704)
Other comprehensive loss:
Unrealized loss on marketable securities	(466)	(236)	(1)
Comprehensive loss	$(157,853)	$(120,550)	$(45,705)

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock		Additional	Accumulated other		Total
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income	Accumulated deficit	stockholders’ equity (deficit)
Balance at December 31, 2019	51,421,404	$25,480	1,854,438	$2	$1,268	$9	$(20,832)	$(19,553)
Issuance of Series A convertible preferred stock and settlement of tranche right liability of $7.0 million, net of issuance costs of $22	49,749,167	36,792	—	—	—	—	—	—
Issuance of Series A-2 convertible preferred stock, net of issuance costs of $112	78,348,461	62,888	—	—	—	—	—	—
Additional issuances of common stock to licensor institutions	—	—	187,867	—	487	—	—	487
Vesting of restricted common stock	—	—	537,635	1	—	—	—	1
Unrealized loss on available-for-sale securities	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	850	—	—	850
Exercise of stock options	—	—	5,849	—	11	—	—	11
Net loss	—	—	—	—	—	—	(45,704)	(45,704)
Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(256,682,054)	(218,919)	27,720,923	28	218,891	—	—	218,919
Issuance of common stock from initial public offering, net of issuance costs of $25,098	—	—	16,141,157	16	281,568	—	—	281,584
Issuance of common stock to licensor institutions	—	—	878,098	1	32,489	—	—	32,490
Vesting of restricted common stock	—	—	537,633	—	—	0	—	—
Exercise of stock options	—	—	599,838	1	965	—	—	966
Purchase of common stock under ESPP	—	—	48,297	—	780	—	—	780
Unrealized loss on available-for-sale securities	—	—	—	—	—	(236)	—	(236)
Stock-based compensation	—	—	—	—	7,072	—	—	7,072
Net loss	—	—	—	—	—	—	(120,314)	(120,314)
Balance at December 31, 2021	—	—	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	—	—	743,638	—	2,175	—	—	2,175
Vesting of restricted stock units	—	—	6,375	—	—	—	—	—
Purchase of common stock under ESPP	—	—	85,810	—	1,069	—	—	1,069
Issuance of common stock in connection with the Vertex Agreement	—	—	1,519,756	2	39,984	—	—	39,986
Issuance of common stock upon follow-on public offering, net of issuance costs of $15,924	—	—	9,583,334	10	242,816	—	—	242,826
Issuance of common stock from At-the-Market offering, net of issuance costs of $1,722	—	—	1,280,168	1	42,899	—	—	42,900
Unrealized loss on available-for-sale securities	—	—	—	—	—	(466)	—	(466)
Stock-based compensation			—	—	22,477	—	—	22,477
Net loss	—	—	—	—	—	—	(157,387)	(157,387)
Balance at December 31, 2022	—	—	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(157,387)	$(120,314)	$(45,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,804	1,535	1,328
Non-cash lease expense	3,907	1,842	—
Net amortization of premium (accretion of discount) on marketable securities	(1,027)	1,508	380
Stock-based compensation	22,477	7,072	850
Change in fair value of preferred stock tranche liabilities	—	—	(2,507)
Change in fair value of antidilution rights	—	25,574	5,359
Change in fair value of success payments liabilities	(1,486)	7,815	2,387
Changes in operating assets and liabilities:
Collaboration receivable	(1,012)	—	—
Prepaid expenses and other current assets	(9,436)	(7,528)	(1,582)
Accounts payable	(5,216)	6,829	(1,898)
Accrued expenses and other liabilities	7,041	5,977	6,071
Success payment liability	—	(6,250)	—
Deferred revenue	20,014	—	—
Operating lease liabilities	(3,011)	(1,940)	—
Deferred rent liability	—	—	51
Net cash used in operating activities	(122,332)	(77,880)	(35,265)
Cash flows from investing activities:
Purchases of property and equipment	(13,232)	(4,359)	(3,424)
Purchases of marketable securities	(479,401)	(371,494)	(98,484)
Maturities of marketable securities	336,678	136,755	50,781
Net cash used in investing activities	(155,955)	(239,098)	(51,127)
Cash flows from financing activities
Proceeds from issuance of Preferred Stock, net	—	93,759	92,616
Proceeds from issuance of common stock, net of issuance costs	286,509	285,214	—
Proceeds from the issuance of common stock in connection with the Vertex Agreement	39,986	—	—
Payment of equity offering costs	(783)	(3,630)	—
Proceeds from exercise of stock options	2,175	966	11
Proceeds from purchase of shares through employee stock purchase plan	1,069	780	—
Net cash provided by financing activities	328,956	377,089	92,627
Increase in cash, cash equivalents and restricted cash	50,669	60,111	6,235
Cash, cash equivalents and restricted cash—beginning of period	69,567	9,456	3,221
Cash, cash equivalents and restricted cash—end of period	$120,236	$69,567	$9,456
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,706	$503	$86
Settlement of tranche right liability	$—	$—	$7,064
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$218,919	$—
Settlement of derivative liability by issuing common stock	$—	$32,490	$487
Right-of-use assets obtained in exchange for new operating lease liabilities	$83,417	$809	$—

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Notes to consolidated financial statements

1. Nature of the business and basis of presentation

Organization

Verve Therapeutics, Inc. (the “Company” or “Verve”) is a clinical-stage genetic medicines company pioneering a new approach to the care of cardiovascular disease, transforming treatment from chronic management to single-course gene editing medicines. The Company was incorporated on March 9, 2018 as Endcadia, Inc., a Delaware corporation, and began operations shortly thereafter. In January 2019, the Company amended its certificate of incorporation to change its name to Verve Therapeutics, Inc. The Company’s principal offices are located in Boston, Massachusetts.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $554.8 million as of December 31, 2022, will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the fair values of common stock (prior to completion of the Company's initial public offering ("IPO")), stock-based compensation, and the liabilities for antidilution rights and success payments. Actual results could differ from these estimates.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$115,412	$64,330
Restricted cash	4,824	5,237
Total cash, cash equivalents and restricted cash	$120,236	$69,567

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are maintained by the Company’s investment managers and consist of U.S. treasury bills and U.S agency securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The Company reviews marketable securities for other-than-temporary impairment whenever the fair value of a marketable security is less than the amortized cost and evidence indicates that a marketable security’s carrying amount is not recoverable within a reasonable period of time. Other-than-temporary impairments of investments are recognized in the consolidated statements of operations if the Company has experienced a credit loss, has the intent to sell the marketable security, or if it is more likely than not that the Company will be required to sell the marketable security before recovery of the amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company’s investment policy, the severity and the duration of the impairment and changes in value subsequent to the end of the period. The Company evaluated its securities for other-than-temporary impairment and considered the decline in market value for the securities to be primarily attributable to current economic and market conditions. It is not more likely than not that the Company will be required to sell the securities, and the Company does not intend to do so prior to the recovery of the amortized cost basis. Based on this analysis, these marketable securities were not considered to be other-than-temporarily impaired as of December 31, 2022 and 2021.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, and restricted cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

The Company generally invests its excess capital in money market funds, U.S. treasury bills and agency securities, all of which are subject to minimal credit and market risk. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

Deferred offering costs

The Company capitalized incremental legal, professional accounting and other third-party fees that were directly associated with the stock offerings as other non-current assets until the offerings were consummated. After consummation of the offerings, these costs were recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

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

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2022, 2021 and 2020. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2022 and 2021.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2022, 2021 and 2020.

Freestanding financial instruments and derivatives

The Company has identified the following financial instruments, which are recorded as liabilities in the balance sheet and separately accounted for at fair value.

Preferred Stock Tranche Liabilities—The Company has determined that its obligation to issue, and the Company’s investors’ right to purchase, additional shares of convertible Series A Preferred Stock (“Series A Preferred”) pursuant to subsequent closings represent a freestanding financial instrument. The freestanding preferred stock tranche liability (the “tranche liability”) was initially recorded at fair value, with gains and losses arising from changes in fair value recognized in other income (expense) in the statement of operations and comprehensive loss. The tranche liabilities were remeasured at each reporting period and upon the exercise or expiration of the obligation. As of December 31, 2020, all Series A Preferred closings occurred, and all preferred stock tranche liabilities were settled. Refer to Note 9, Preferred Stock tranche liability, for additional discussion.

Pursuant to license agreements with (i) the President and Fellows of Harvard College (“Harvard”) and The Broad Institute, Inc. (“Broad”) (“Harvard/Broad License Agreement”) and (ii) Broad (“Broad License Agreement”) (see Note 8, License agreements), the following financial instruments were issued by the Company.

Antidilution Rights—The antidilution rights represented the obligation to issue additional shares of common stock to Harvard and Broad following the completion of additional financings, including the Company’s initial public offering. These antidilution rights were accounted for under ASC 815, Derivatives and Hedging ("ASC 815"), and were initially recorded at fair value with a corresponding charge to research and development expense. The liability was remeasured at each reporting period, with changes in fair value recognized in other income (expense) in the statement of operations and comprehensive loss while this instrument was outstanding. The obligation was satisfied in full upon the issuance of an aggregate of an additional 878,098 shares of common stock upon the closing of the Company's IPO in June 2021. Refer to Note 5, Fair value of financial instruments, for additional discussion.

Success Payments—The Company is obligated to pay to Harvard and Broad tiered success payments in the event the Company’s average market capitalization exceeds specified thresholds ascending from a high nine digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control of the Company or a sale of the Company, the Company is required to pay in cash within a specified period following such event. Otherwise, the payments may be settled at the Company’s option in either cash or shares of the Company’s common stock. The success payments are accounted for under ASC 815 and were initially recorded at fair value with a corresponding charge to research and development expense. The liability is remeasured at each reporting period with all changes in value recognized in other income (expense) in the statement of operations and other comprehensive loss. During the year ended December 31, 2021, certain success payment obligations were triggered, and amounts paid to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. No success payments were triggered or paid during the year ended December 31, 2022. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the remaining success payment obligation. Refer to Note 5, Fair value of financial instruments, for additional discussion.

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

Research and development costs

Research and development costs are charged to expense as incurred. Research and development costs consist of costs incurred in performing research and development activities, including salaries and bonuses, stock-based compensation, employee benefits, facilities costs, third-party license fees related to technology with no alternative future use, laboratory supplies, depreciation, manufacturing expenses, preclinical, clinical and regulatory expenses, consulting and other contracted services. Costs for certain research and development activities are recognized based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development.

Stock-based compensation

The Company’s stock-based compensation program allows for grants of certain equity awards. Grants are awarded to employees and non-employees, including directors.

The Company accounts for its stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (‘‘ASC 718’’). ASC 718 requires all stock-based payments to employees, non-employees and directors, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. The Company estimates the fair value of options granted using the Black-Scholes option pricing model (‘‘Black-Scholes’’) for stock option grants to both employees and non-employees. The fair value of the Company’s common stock is used to determine the fair value of restricted stock unit awards. The Company estimates the fair value of the Company’s restricted stock unit awards on the date of grant using the closing price of the Company’s common stock on that date.

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

Leases

During the quarter ended September 30, 2021, the Company early adopted ASC Topic 842, “Leases” (“ASC 842”) using the revised modified retrospective approach, which uses the effective date, or January 1, 2021, as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840. As a result of the adoption of ASC 842, the Company recorded (i) an operating lease liability of $2.6 million determined using an incremental borrowing rate as of the effective adoption date and (ii) an operating lease right-of-use asset of $2.4 million, net of the unamortized balance of prepaid/accrued rent as of the transition date. There was no impact to the Company’s results of operations and cash flows from operations.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022, 2021 and 2020, the Company’s only element of other comprehensive loss was unrealized losses on marketable securities.

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

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for the Company on January 1, 2023. Based on composition of the Company's investment portfolio, current market conditions, and historical credit loss activity, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements and related disclosures.
3. Marketable securities

Marketable securities by security type consisted of the following:

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$228,432	$13	$(301)	$228,144
U.S. agency securities	211,658	68	(474)	211,252
Total	$440,090	$81	$(775)	$439,396

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$277,559	$—	$(218)	$277,341
U.S. agency securities	18,781	—	(10)	18,771
Total	$296,340	$—	$(228)	$296,112

The remaining contractual maturities of all marketable securities were less than 18 months as of December 31, 2022 and 2021.The unrealized losses on the Company’s marketable securities of $0.8 million and $0.2 million as of December 31, 2022 and 2021, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be other-than-temporarily impaired at December 31, 2022 or 2021. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2022 or 2021.

4. Property and equipment, net

Property and equipment, net, consist of the following:

	December 31,
(in thousands)	2022	2021
Lab equipment	20,379	$8,567
Leasehold improvements	266	266
Furniture and fixtures	2,294	566
Computer equipment	826	158
Total property and equipment	23,765	9,557
Less accumulated depreciation	(4,987)	(2,333)
Property and equipment, net	$18,778	$7,224

	Year ended December 31,
(in thousands)	2022	2021	2020
Depreciation expense	$2,804	$1,535	$1,328

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to the Harvard/ Broad License Agreement and the Broad License Agreement. The antidilution right liability was fully settled in the year ended December 31, 2021. The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of December 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$105,303	$105,303	$—	$—
Marketable securities:
U.S. treasury bills and notes	228,144	—	228,144	—
U.S. agency securities	211,252	—	211,252	—
Total assets	$544,699	$105,303	$439,396	$—
Liabilities
Success payment liability	2,885	—	—	2,885
Total liabilities	$2,885	$—	$—	$2,885

	As of December 31, 2021
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$58,127	$58,127	$—	$—
Marketable securities:
U.S. treasury bills and notes	277,341	—	277,341	—
U.S. agency securities	18,771	—	18,771	—
Total assets	$354,239	$58,127	$296,112	$—
Liabilities
Success payment liability	$4,371	$—	$—	$4,371
Total liabilities	$4,371	$—	$—	$4,371

Cash Equivalents—Cash equivalents of $105.3 million and $58.1 million as of December 31, 2022 and 2021, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Antidilution Rights—This obligation was satisfied in full upon the issuance of an aggregate of an additional 878,098 shares of common stock upon the closing of the Company's IPO in June 2021. Refer to Note 5, Fair value of financial instruments, for additional discussion.

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

The Company remeasured the liability at fair value with increases of $1.5 million, $7.8 million and $2.4 million recorded to other expense for the years ended December 31, 2022, 2021 and 2020, respectively.

In September 2021, multiple success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing the success payments liability associated with the Company’s realization of a certain valuation threshold through either a sale of the Company’s preferred stock, an initial public offering, or a company sale at December 31, 2022, 2021 and 2020, were as follows:

	At December 31, 2022	At December 31, 2021	At December 31, 2020
Fair value of common stock (per share)	$19.35	$36.87	$8.24
Equity volatility	84%	77%	105%
Cumulative probability of triggering event	n/a	n/a	70%
Expected term (in years)	n/a	n/a	0.50

At December 31, 2020 the fair value of the Company's common stock was determined by management with the assistance of an independent third-party valuation specialist using methods consistent with the AICPA Valuation Guide. The computation of equity volatility was estimated using available information about the historical volatility of stocks of similar publicly traded companies for a period matching the expected term assumption. In addition, the Company incorporated the timing and probability of future events in the calculation of liabilities. The Company applied a 90% probability of termination of the Broad License Agreement at December 31, 2020.

In February 2021, the Company provided written notice to Broad of its election to terminate the Broad License Agreement, which termination became effective in June 2021.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs were as follows:

(in thousands)	Antidilution rights liability	Success payment liability	Total
Balance at December 31, 2020	$6,916	$2,806	$9,722
Issuance of Series A Preferred	(32,490)	—	(32,490)
Issuance of common stock	—	(6,250)	(6,250)
Change in fair value	25,574	7,815	33,389
Balance at December 31, 2021	$—	$4,371	$4,371
Change in fair value	—	(1,486)	(1,486)
Balance at December 31, 2022	$—	$2,885	$2,885

6. Accrued expenses

Accrued expenses consist of the following:

	December 31,
(in thousands)	2022	2021
Employee compensation and related benefits	$9,124	$6,050
Accrued external research and development expenses	8,919	5,041
Professional fees	1,193	1,109
License and milestone payments	310
Other	1,221	792
Total	$20,767	$12,992

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. The embedded leases are considered short term leases, as the contractual terms are twelve months or less. Accordingly, no lease liability or ROU asset has been recorded.

The components of operating lease cost were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Operating lease costs	$5,946	$1,923
Variable lease costs	1,601	747
Short term lease costs	698	2,278
Total	$8,245	$4,948

Supplemental cash flow information related to operating leases was as follows:

(in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$5,050	$2,021

As of December 31, 2022, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 10 years.

On August 19, 2021, the Company entered into a lease agreement with ARE-MA Region No. 87 Tenant, LLC, a Delaware limited liability company (the “Landlord”), pursuant to which the Company leased approximately 104,933 square feet of office and laboratory space located at 201 Brookline Avenue, Boston, Massachusetts (the “Boston Lease”), further amended in January 2022 to include an additional 249 square feet, for a total of 105,182 square feet (the “Premises”). In June 2022, the Company entered into a second amendment to specify separate target commencement dates for certain areas of the Premises.

The Premises were first made available to the Company in August 2022. Upon commencement of the lease, the Company recorded an operating lease ROU asset of $91.8 million and a total lease liability of $80.8 million.

The Company’s obligation for the payment of base rent for the Premises began in January 2023 (the “Rent Commencement Date”). Base rent is initially $0.8 million per month, and will increase by approximately 3% per annum.

The Boston Lease has a term of 10 years, measured from the Rent Commencement Date. The Company has the option to extend the term of the Boston Lease for a period of an additional five years. Under the terms of the Boston Lease, the Landlord made $21.0 million in certain tenant improvements to the Premises to suit the Company’s use (the “Tenant Improvement Allowance”), which amount is included in the base rent set forth in the Boston Lease.

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

In July 2022 the Company notified its landlord under its prior lease of its intent to terminate that lease prior to the expiration of the term lease. As of December 31, 2022, there was no remaining ROU and lease liability for the prior lease.

In October 2021, the Company entered into a sublease for 11,931 square feet of office and laboratory space in Cambridge, Massachusetts. The sublease commenced in December 2021 and has an initial noncancelable term of 12 months. The Company had the option to extend the sublease for one extension term of three months by written notice not less than six months prior to the expiration of the sublease term. The Company did not exercise this option. Therefore, this sublease is treated as a short-term lease. The total fixed lease payments over the sublease term were approximately $1.4 million and the Company was also required to pay its proportional share of operating expenses.

Future minimum commitments under non-cancellable leases as of December 31, 2022 were as follows:

Years ending December 31,	Amount
(in thousands)
2023	$12,306
2024	10,563
2025	10,868
2026	11,183
2027	11,506
Thereafter	62,736
Total lease payments	$119,162
Less: interest	(37,245)
Present value of operating lease liabilities	$81,917

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

Antidilution Rights—The initial shares of common stock issued to Harvard and Broad were subject to antidilution provisions. The antidilution rights associated with the Company achieving a defined aggregate level of preferred stock financing were partially satisfied in 2019 and fully satisfied in 2020, which settlement amounts totaled $0.1 million and $0.5 million, respectively, and which amounts were settled through issuances of 121,411 and 187,867 shares of common stock, respectively. The remaining antidilution rights obligation was fully satisfied in June 2021 upon the Company’s IPO. The settlement amount totaled $32.5 million and was settled through issuance of 878,098 shares of the Company's common stock.

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

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for each of the license agreements. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $46.2 million and $108 million in development and sales-based milestones, respectively. In 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of December 31, 2022 and will be settled in cash. If the Company undergoes a change of control during the term of the license agreements, then certain of the milestone payments would be increased by a mid-double-digit percentage. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales, for each of the license agreements. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

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

Both parties may conduct certain activities in accordance with an agreed-upon research and/or development plan. Following the dosing of a final patient in a Phase 1b clinical trial of a given licensed product for the initial gene targets, Beam has the right to opt in to share 33% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share profits and expenses of commercializing such licensed product in the United States on a 50/50 basis. If Beam exercises its opt-in right for a given licensed product for the initial gene targets, which we refer to following such opt-in as a collaboration product, it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. The term of the Beam Agreement continues until the last to expire of any royalty term for any product. The Company has the right to terminate the Beam Agreement as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Beam, provided that Beam has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired.

The Company is responsible for all costs and expenses incurred in the conduct of activities under the research plan, any development plan and any costs and expenses for the development of a licensed product for which Beam has not elected to opt-in.

As partial consideration for the license rights granted by Beam under the Beam Agreement, the Company paid a one-time, nonrefundable fee through issuing 276,075 shares of its common stock with a fair value of $0.3 million. To the extent achieved, for each licensed product, the Company is also obligated to pay up to $11.3 million in development and regulatory-based milestones and $15.0 million in sales-based milestones. To the extent there are sales of a licensed product, the Company is required to pay low-to-mid single digit royalties on net sales. To the extent achieved, for each collaboration product outside of the United States, the Company is obligated to pay up to $5.6 million in development and regulatory-based milestones and $7.5 million in sales-based milestones. To the extent there are ex-U.S. sales of a collaboration product, the Company is required to pay low-to-mid single digit royalties on net sales. Due to the submission of the Company's clinical trial application in New Zealand, a milestone payment of $0.3 million was triggered in 2022 and subsequently paid by the Company to Beam. Additionally, due to the first patient dosing with VERVE-101 in a clinical trial, a milestone payment of $0.2 million was triggered and paid by the Company to Beam.

The parties have also promised that in further consideration for the licenses granted under the parties’ respective delivery technologies, each party will pay to the other party development-based milestone payments up to $6.0 million for each delivery technology product of such paying party to achieve the corresponding milestone event. The triggering of these milestone payments was not considered probable as of the transaction date, and no expense has been recorded for these milestones as of December 31, 2022.

On July 5, 2022, the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “Amended Beam Agreement”).

Pursuant to the Amended Beam Agreement, Beam granted the Company an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards an additional liver-mediated, cardiovascular disease target. The Company is responsible for the development and commercialization of products targeting the additional gene target, subject to Beam’s opt-in right. Following the dosing of the final patient in a Phase 1b clinical trial of a licensed product for such additional gene target, Beam has the right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. If Beam does not elect to opt-in, Beam is entitled to receive milestones and royalties on the same basis as other collaboration products as provided in the Beam Agreement.

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

To the extent there are sales of a delivery technology product, each party will pay the other party low-to-mid single digit royalties based on the annual aggregate worldwide net sales resulting from the sale of each delivery technology product of such paying party; provided, however, that such royalty payments will not apply to net sales of the collaboration products or licensed products. The Company concluded the receipt of any milestone or royalty payments under the Amended Beam Agreement was not probable as of December 31, 2022.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. The Company recognized research and development expense of approximately $0.1 million during the year ended December 31, 2022, and $1.0 million for the year ended December 31, 2021, respectively, related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees. Under the terms of the agreement, the Company allowed the development and option agreement to terminate upon reaching the third anniversary of the agreement in December 2022.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. Due to the first patient dosing of VERVE-101 in a clinical trial, a milestone payment of $0.8 million was triggered and paid during the year ended December 31, 2022.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG (“Novartis”) to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-201. As consideration for the license and rights granted under the agreement, the Company made a one-time, non-refundable, upfront payment of $0.8 million during the year ended December 31, 2021. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. The milestones have not been achieved and no expense has been recorded for these milestones as of December 31, 2022.

In June 2022, the Company amended the agreement to include three additional licensed products to the scope of the non-exclusive license. In consideration of the additional licensed products, the Company was required to make a one-time, non-refundable upfront payment of $2.8 million to Novartis. This amount was recorded as research and development expense and was paid during the year ended December 31, 2022.

9. Collaboration and License Agreements

Vertex Agreement

Summary of Agreement

In July 2022, the Company entered into the Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vertex, pursuant to which the Company sold 1,519,756 shares of its common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

Pursuant to the Vertex Agreement, the Company is responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. The Company’s research activities are focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Vertex Agreement. Vertex is obligated to reimburse the Company’s research expenses consistent with a mutually agreed-upon research plan and budget (“Research Plan”). The research term has an initial term of four years and may be extended by Vertex for up to one additional year (“Research Term”). The Research Plan is overseen by a Joint Research Committee (“JRC”) as detailed in the Vertex Agreement. Any material amendments to the Research Plan are required to be mutually agreed to by the JRC.

During the Research Term, Vertex may select certain gene editing systems and in vivo delivery systems directed at the target to become a licensed agent. Upon the designation of the licensed agent, Vertex shall receive a license to exploit the licensed agent, and the licensed agent will continue to be developed under the Research Plan in order to achieve certain development candidate criteria agreed to by the JRC. Following the Research Term, Vertex will be solely responsible for subsequent development, manufacturing and commercialization of any product candidate resulting from the licensed agent.

The Company received an upfront payment from Vertex of $25 million and is eligible to receive (i) success payments of up to $22 million for each product candidate (up to a maximum of $66 million) that achieves the applicable development criteria, (ii) up to an aggregate of $175 million in development milestones and (iii) up to an aggregate of $165 million in commercial milestone payments. The Company is also eligible to receive tiered single-digit royalties on net sales, with the rate dependent upon the type of product and subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) ten years after the first commercial sale of such product in such country.

Prior to the first patient dosing of the first Phase 1b clinical trial for the first product candidate developed under the Vertex Agreement, the Company also has the right to opt-in to a profit share arrangement pursuant to which Vertex and the Company would share the costs and net profits for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, in lieu of milestones and royalties, it will be obligated to pay for a specified percentage of the development and commercialization costs, and it will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time the Company exercises the option, it may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise its opt-in right, the Company is required to pay a fee ranging from $25 million to $70 million, depending on the profit/cost percentage elected by the Company and the Company’s licensed technology included in the most advanced product candidate at the time it exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

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

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Research Plan. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. As of December 31, 2022, the estimate of the expected reimbursement is $5.8 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as that consideration may only be earned subsequent to an option exercise.

The Company has concluded that the variable consideration related to the cost reimbursement of the Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Research Plan. The reimbursement of Research Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $20.0 million to the three licensed agent material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each licensed agent license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research activities to identify the licensed agents. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed agent being identical and (ii) that all licensed agents are targeting the same gene. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations is as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$5,845
First licensed agent material right	6,667
Second licensed agent material right	6,667
Third licensed agent material right	6,666
Total	$25,845

The amount allocated to the Research Services obligation will be recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed agent material rights was recorded as deferred revenue and will commence recognition upon exercise of each option or, if an option is never exercised, it will be recognized in full upon expiry of the Research Term.

During the year ended December 31, 2022, the Company recognized $1.9 million of revenue associated with the Vertex Agreement related to research services performed during the period. As of December 31, 2022, the Company has recorded $20.0 million as non-current deferred revenue.

Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2022.

10. Preferred and common stock

The Company has issued and sold 101,170,571 Series A preferred, 7,838,461 Series A-2 preferred, and 77,163,022 Series B preferred and common stock.

In June 2021, the Company amended and restated its certificate of incorporation to authorize 5,000,000 shares of preferred stock, which shares of preferred stock are currently undesignated, and 200,000,000 shares of common stock, $0.001 par value per share.

In June 2021, the Company completed its IPO, pursuant to which the Company issued and sold 16,141,157 shares of its common stock, including 2,105,368 shares of its common stock sold pursuant to the full exercise of the underwriters' option to purchase additional shares, at a public offering price of $19.00 per share, for aggregate gross proceeds of $306.7 million. The Company received approximately $281.6 million in net proceeds, after deducting underwriting discounts and offering expenses payable by the Company.

Upon the closing of the IPO, all outstanding shares of the Company's preferred stock automatically converted into 27,720,923 shares of the Company's common stock, and the Company issued 878,098 shares of its common stock to Harvard and Broad as final settlement of its antidilution rights obligation.

In July 2022, in connection with the execution of the Vertex Agreement, the Company and Vertex also entered into the Stock Purchase Agreement for the sale and issuance of 1,519,756 shares of the Company’s common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

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

In July 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the year ended December 31, 2022, the Company sold 1,280,168 shares of its common stock under the Sales Agreement for aggregate net proceeds of $42.9 million, after deducting commissions and offering expenses payable by the Company.

The holders of common stock are entitled to one vote for each share of common stock.

11. Stock-based compensation

The 2018 Equity Incentive Plan (the “2018 Plan”), adopted by the board of directors in August 2018 provided for the grant of qualified incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The maximum number of shares of common stock that were authorized for issuance under the 2018 Plan was 6,885,653.

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on June 16, 2021. The 2021 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. The shares reserved for issuance pursuant to the 2021 Plan are subject to an annual increase through January 1, 2031. As of December 31, 2022 the Company had reserved 7,057,629 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,025,807 remained outstanding for future grant under the 2021 Plan. On January 1, 2023, 3,086,541 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Research and development	$12,486	$3,830	$494
General and administrative	9,991	3,242	356
Total stock-based compensation expense	$22,477	$7,072	$850

Stock options

The assumptions used in Black-Scholes for stock options granted were as follows:

	Year ended December 31,
	2022	2021	2020
Expected volatility	77.3%	77.7%	84.8%
Weighted-average risk-free interest rate	2.4%	0.9%	0.4%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table provides a summary of stock option activity during the year ended December 31, 2022:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2021	6,119,295	$9.44
Granted	2,561,300	$28.49
Exercised	(743,638)	$2.92
Forfeited	(324,131)	$20.37
Outstanding at December 31, 2022	7,612,826	$16.10	8.3	$63,790
Exercisable at December 31, 2022	2,551,841	$7.52	7.6	$34,295
Expected to vest after December 31, 2022(1)	5,060,985	$20.43	8.6	$29,495

(1)
This represents the number of unvested options outstanding as of December 31, 2022 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2022.

During the year ended December 31, 2022 the weighted average grant date fair value of the stock options granted was $19.39 per share. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2022 was approximately $21.2 million while the Company received $2.2 million in proceeds for the exercise of these options.

As of December 31, 2022, there was $64.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Restricted stock and restricted stock units

In 2018, the Company issued 2,150,537 shares of restricted common stock. The restricted shares vested in 48 equal monthly installments, commencing on January 1, 2018. The restricted shares were fully vested as of December 31, 2021.

During the year ended December 31, 2022, the Company granted 688,700 restricted stock units under the 2021 Plan. These restricted stock units vest in substantially equal installments over a four-year period.

A summary of the status of and change in unvested restricted stock units as of December 31, 2022 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2021	32,000	$36.58
Restricted stock units granted	688,700	$22.65
Restricted stock units vested	(6,375)	$35.53
Restricted stock units forfeited	(36,500)	$24.32
Unvested restricted stock units as of December 31, 2022	677,825	$23.10

At December 31, 2022, there was $13.6 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.5 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. As of December 31, 2022, 134,107 shares had been purchased by employees under the ESPP and 784,326 shares remained available for issuance under the ESPP. On January 1, 2023, 617,308 shares of common stock were added to the amount reserved for sale under the ESPP.

12. Net loss per share attributable to common stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Year ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(157,387)	$(120,314)	$(45,704)
Denominator:
Weighted average number of common shares, basic and diluted	54,023,653	26,872,036	2,250,093
Net loss per common share attributable to common stockholders, basic and diluted	$(2.91)	$(4.48)	$(20.31)

The Company’s potential dilutive securities, which include convertible preferred stock, unvested restricted stock, unvested restricted stock units, and common stock options, have been excluded from the computation of diluted net loss per share as the effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share attributable to common stockholders for the period indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2022	2021	2020
Convertible preferred stock	—	—	19,387,544
Unvested restricted stock	—	—	537,633
Unvested restricted stock units	677,825	32,000	—
Outstanding options to purchase common stock	7,612,826	6,119,295	3,888,823
Total	8,290,651	6,151,295	23,814,000

As part of the license agreements with Harvard and Broad, the Company is required to make success payments. The Company may elect to make these payments by issuing shares of the Company's common stock. As of December 31, 2022, an aggregate of $6.3 million was earned relating to these success payments, which the Company settled in cash in November 2021. No success payments were triggered or paid during the year ended December 31, 2022.

13. Income taxes

The Company's losses before income taxes consist solely of losses from domestic operations, which totaled $157.4 million, $120.3 million and $45.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Income tax expense (benefit) is summarized as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current:
Federal	$-	$-	$-
State	53	-	-
Foreign	-	-	-
Total current provision	$53	$-	$-
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred provision	$-	$-	$-

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Change in valuation allowance	(34.7)%	(31.3)%	(29.6)%
Stock-based compensation	(0.3)%	0.9%	(0.3)%
Executive compensation	(0.8)%	(1.1)%	0.0%
Permanent items	(0.2)%	(0.1)%	1.1%
State income taxes, net of federal benefit	8.4%	6.1%	6.8%
Research and development tax credits	5.6%	4.5%	1.0%
Other	1.0%	0.0%	0.0%
Effective income tax rate	—%	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$43,779	$33,409
Capitalized costs—net of amortization	11,095	12,395
Research and development tax credits	20,835	6,098
Capitalized research costs	28,650	—
Stock-based compensation	3,669	1,117
Other	174	76
Lease liability	22,285	533
Accrued expenses	5,024	2,852
Total deferred tax assets	135,511	56,480
Deferred tax liabilities:
Property and equipment	(881)	(899)
Right of use asset	(24,994)	(501)
Total deferred tax liabilities	(25,875)	(1,400)
Total deferred tax assets, net	109,636	55,080
Less: valuation allowance	(109,636)	(55,080)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has incurred net operating losses in each year since inception. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards, tax credits, and costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in the United States and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2022 and 2021. The valuation allowance increased by $54.6 million in 2022, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, tax credit carryforwards, and increase in deferred tax assets associated with current year temporary items.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company’s ability to utilize these federal and state net operating loss and research and development credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater shareholders change by more than 50% over a three-year period. As of December 31, 2022, the Company has not completed a study to assess whether a change of control has occurred and whether the net operating losses and credits are limited due to a change in ownership. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

As of December 31, 2022, the Company had approximately $163.9 million of federal and $148.0 million of state net operating loss carryforwards The federal net operating losses have an indefinite life and can be utilized to offset 80% of future taxable income, while the state net operating losses will start to expire at various dates through 2042. Additionally, as of December 31, 2022, the Company had approximately $14.4 million of federal and $8.2 million of Massachusetts tax research and development credits that expire starting in 2042 and 2037, respectively.

As of December 31, 2022 and 2021, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company files income tax returns in the United States, California, Connecticut, the Commonwealth of Massachusetts, Pennsylvania, and Wisconsin. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction. All tax years remain open to tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Related party transactions

An executive officer of Beam was a board member of the Company until August 2022.

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the years ended December 31, 2022 and 2021, respectively, the Company recognized $0.4 million and $0.2 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam.

In December 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts, which sublease terminated in December 31, 2022. Total rent payments under this sublease were $1.8 million for the year ended December 31, 2022.

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

15. Employee benefit plans

The Company has a defined-contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $20,500 in 2022 with a catch up contribution limit equal to $6,500 for those 50 years of age or older, and have the amount of the reduction contributed to the 401(k) Plan. Since January 1, 2020 the Company matches 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of the participant’s salary. The match immediately vests 100%. The matching contributions by the Company to the 401(k) plan were $1.0 million, $0.4 million, and $0.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

16. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.