Form 10-Q
period 2023-03-31
Verve Therapeutics, Inc.
filed 2023-05-15
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 61,930,485 shares of common stock, par value $0.001 per share, outstanding.

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
•
We are very early in our development efforts, and we only recently initiated our first clinical trial of a product candidate, VERVE-101, our lead product candidate targeting PCSK9. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed;
•
The U.S. Food and Drug Administration has placed the investigational new drug, or IND, application to conduct a clinical trial evaluating VERVE-101 in the United States on hold. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States;
•
Gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for VERVE-101, VERVE-102, our product candidate targeting PCSK9 using our GalNAc-LNP delivery technology and VERVE-201, our product candidate targeting ANGPTL3, on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business. We are also seeking to discover and develop new gene editing technologies and may not be successful in doing so;
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
•
Adverse public perception of genetic medicines, and gene editing and base editing in particular, may negatively impact demand for our potential products and increased regulatory scrutiny of genetic medicines may adversely affect our ability to obtain regulatory approvals for our product candidates;
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
•
The intellectual property landscape around genome editing technology, including base editing, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery, development and commercialization efforts; and
•
We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do. The market with respect to new products for the treatment of cardiovascular disease, for which the standard of care is well established, is particularly competitive.

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$83,746	$115,412
Marketable securities	424,941	439,396
Collaboration receivable	1,404	1,012
Prepaid expenses and other current assets	7,696	7,339
Total current assets	517,787	563,159
Property and equipment, net	21,053	18,778
Restricted cash	4,824	4,824
Operating lease right-of-use assets	90,003	91,877
Other long-term assets	709	585
Total assets	$634,376	$679,223
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,372	$2,424
Accrued expenses	18,996	20,767
Lease liability, current portion	11,184	11,904
Total current liabilities	33,552	35,095
Long-term lease liability	68,927	70,014
Success payment liability	2,147	2,885
Deferred revenue, non-current	20,014	20,014
Other long-term liabilities	260	283
Total liabilities	124,900	128,291
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 61,863,010 and 61,730,816 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	62	62
Additional paid-in capital	905,863	895,801
Accumulated other comprehensive loss	(237)	(694)
Accumulated deficit	(396,212)	(344,237)
Total stockholders’ equity	509,476	550,932
Total liabilities and stockholders’ equity	$634,376	$679,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended March 31,
(in thousands, except share and per share amounts) (unaudited)	2023	2022
Collaboration revenue	$1,404	$-
Operating expenses:
Research and development	47,110	24,490
General and administrative	12,553	7,435
Total operating expenses	59,663	31,925
Loss from operations	(58,259)	(31,925)
Other income:
Change in fair value of success payment liability	738	1,677
Interest and other income, net	5,546	82
Total other income, net	6,284	1,759
Net loss	$(51,975)	$(30,166)
Net loss per common share, basic and diluted	$(0.84)	$(0.62)
Weighted-average common shares used in net loss per share, basic and diluted	61,787,403	48,571,214
Comprehensive Loss:
Net loss	$(51,975)	$(30,166)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	457	(504)
Comprehensive loss	$(51,518)	$(30,670)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2021	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	143,506	—	505	—	—	505
Unrealized loss on marketable securities	—	—	—	(504)	—	(504)
Stock-based compensation	—	—	4,203	—	—	4,203
Net loss	—	—	—	—	(30,166)	(30,166)
Balance at March 31, 2022	48,655,241	$49	$549,089	$(732)	$(217,016)	$331,390

Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	29,010	—	116	—	—	116
Issuance of common stock from At-the-Market offering, net of issuance costs of $126	103,184	—	1,922	—	—	1,922
Unrealized gain on marketable securities	—	—	—	457	—	457
Stock-based compensation	—	—	8,024	—	—	8,024
Net loss	—	—	—	—	(51,975)	(51,975)
Balance at March 31, 2023	61,863,010	$62	$905,863	$(237)	$(396,212)	$509,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Three months ended March 31,
(unaudited, in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(51,975)	$(30,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,127	514
Non-cash lease expense	1,632	499
Net amortization of premium (accretion of discount) on marketable securities	(3,855)	730
Stock-based compensation	8,024	4,203
Change in fair value of success payments liabilities	(738)	(1,677)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(949)	1,149
Accounts payable	1,485	(5,105)
Accrued expenses and other liabilities	(2,283)	(3,131)
Operating lease liabilities	(1,564)	(523)
Net cash used in operating activities	(49,096)	(33,507)
Cash flows from investing activities:
Purchases of property and equipment	(3,375)	(2,908)
Purchases of marketable securities	(133,755)	—
Maturities of marketable securities	152,522	63,000
Net cash provided by investing activities	15,392	60,092
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,987	—
Proceeds from exercise of stock options	116	505
Payment of financing costs	(65)	—
Net cash provided by financing activities	2,038	505
Increase (decrease) in cash, cash equivalents and restricted cash	(31,666)	27,090
Cash, cash equivalents and restricted cash—beginning of period	120,236	69,567
Cash, cash equivalents and restricted cash—end of period	$88,570	$96,657
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,657	$2,017

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

In July 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to the Company's registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the three months ended March 31, 2023, the Company sold 103,184 shares of its common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by the Company.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $508.7 million as of March 31, 2023 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2023, the results of its operations and comprehensive loss for the three months ended March 31, 2023 and 2022, stockholders’ equity for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in Note 2, "Summary of significant accounting policies," in the audited consolidated financial statements for the year ended December 31, 2022, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	March 31,
(in thousands)	2023	2022
Cash and cash equivalents	$83,746	$91,420
Restricted cash	4,824	5,237
Total cash, cash equivalents and restricted cash	$88,570	$96,657

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted the new standard on January 1, 2023. Based upon the Company's analysis, the adoption of this new standard did not have a material impact on the Company's financial statements.

3. Marketable securities

Marketable securities by security type consisted of the following:

	March 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$201,301	$57	$(41)	$201,317
U.S. agency securities	223,877	67	(320)	223,624
Total	$425,178	$124	$(361)	$424,941

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$228,432	$13	$(301)	$228,144
U.S. agency securities	211,658	68	(474)	211,252
Total	$440,090	$81	$(775)	$439,396

The remaining contractual maturities of all marketable securities were less than 18 months as of March 31, 2023 and December 31, 2022.The gross unrealized losses on the Company’s marketable securities of $0.4 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be impaired at March 31, 2023 or December 31, 2022. The Company has not recorded any allowance for credit losses. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2023 or December 31, 2022.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Lab equipment	$23,781	$20,379
Leasehold improvements	266	266
Furniture and fixtures	2,294	2,294
Computer equipment	826	826
Total property and equipment	27,167	23,765
Less accumulated depreciation	(6,114)	(4,987)
Property and equipment, net	$21,053	$18,778

The following table summarizes depreciation expense incurred:

	Three months ended March 31,
(in thousands)	2023	2022
Depreciation expense	$1,127	$514

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to the Company’s license agreement with the President and Fellows of Harvard College ("Harvard") and The Broad Institute, Inc. (“Broad”), which license agreement is referred to herein as the Harvard/ Broad License Agreement. The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of March 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$69,990	$69,990	$—	$—
Marketable securities:
U.S. treasury bills and notes	201,317	—	201,317	—
U.S. agency securities	223,624	—	223,624	—
Total assets	$494,931	$69,990	$424,941	$—
Liabilities
Success payment liability	$2,147	$—	$—	$2,147
Total liabilities	$2,147	$—	$—	$2,147

	As of December 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$105,303	$105,303	$—	$—
Marketable securities:
U.S. treasury bills and notes	228,144	—	228,144	—
U.S. agency securities	211,252	—	211,252	—
Total assets	$544,699	$105,303	$439,396	$—
Liabilities
Success payment liability	$2,885	$—	$—	$2,885
Total liabilities	$2,885	$—	$—	$2,885

Cash Equivalents—Cash equivalents of $70.0 million and $105.3 million as of March 31, 2023 and December 31, 2022, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Success Payment Liability—The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a high nine-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million.

The success payment liability is stated at fair value and is considered Level 3 because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Company’s common stock.

The Company remeasured the liability at fair value with corresponding increases of $0.7 million and $1.7 million recorded to other income for the three months ended March 31, 2023 and 2022, respectively.

The primary inputs used in valuing the success payment liability at March 31, 2023 and December 31, 2022 were as follows:

	At March 31, 2023	At December 31, 2022
Fair value of common stock (per share)	$14.42	$19.35
Equity volatility	81%	84%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2023 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Changes in fair value	(738)
Balance at March 31, 2023	$2,147

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2022 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Changes in fair value	(1,677)
Balance at March 31, 2022	$2,694

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Employee compensation and related benefits	$4,327	$9,124
Accrued external research and development expenses	11,559	8,919
Professional fees	2,072	1,193
License and milestone payments	310	310
Other	728	1,221
Total	$18,996	$20,767

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC Topic 842, “Leases”. The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or right of use asset has been recorded, and the Company has recognized $0.2 million and $0.3 million of short term lease costs associated with the embedded leases during the three months ended March 31, 2023 and 2022, respectively.

The components of operating lease cost were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Operating lease costs	$3,222	$505
Variable lease costs	879	211
Total	$4,101	$716

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$3,148	$529

As of March 31, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 9.8 years.

Future minimum commitments under non-cancellable leases as of March 31, 2023 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2023	$8,918
2024	10,563
2025	10,868
2026	11,183
2027	11,506
Thereafter	62,737
Total lease payments	$115,775
Less: interest	(35,664)
Present value of operating lease liabilities	$80,111

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023. Since the date of those financial statements, there have been no changes to its license agreements, except as noted below.

Harvard/Broad license agreement

In March 2019, the Company entered into the Harvard/Broad License Agreement for certain base editing technologies pursuant to which the Company received exclusive, worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed products and nonexclusive, worldwide, sublicensable, royalty-bearing licenses under certain patent rights to research and develop licensed products.

To the extent achieved, the Company is obligated to pay up to an aggregate of $23.1 million and $54 million in development and sales-based milestones, respectively, pursuant to the Harvard/Broad License Agreement. In 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of March 31, 2023.

Beam license agreement

In April 2019, the Company and Beam Therapeutics, Inc. ("Beam") entered into a collaboration and license agreement (the “Beam Agreement”), which was amended and restated in July 2022 when the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “Amended Beam Agreement”).

The Company concluded the receipt of any milestone or royalty payments under the Amended Beam Agreement was not probable as of March 31, 2023.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three months ended March 31, 2023 and 2022, the Company did not purchase any materials from Beam or sell any materials to Beam.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG (“Novartis”) to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-102 and VERVE-201. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. The milestones have not been achieved and no expense has been recorded for these milestones as of March 31, 2023.

9. Collaboration and license agreements

Vertex Agreement

Summary of Agreement

In July 2022, the Company entered into a Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, in connection with the execution of the Vertex Agreement, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Vertex, pursuant to which the Company sold 1,519,756 shares of its common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

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

Prior to the first patient dosing in the first Phase 1 clinical trial for the first product candidate developed under the Vertex Agreement, the Company also has the right to opt-in to a profit share arrangement pursuant to which Vertex and the Company would share the costs and net profits for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, in lieu of milestones and royalties, it will be obligated to pay for a specified percentage of the development and commercialization costs, and it will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time the Company exercises the option, it may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise its opt-in right, the Company is required to pay a fee ranging from $25 million to $70 million, depending on the profit/cost percentage elected by the Company and the Company’s licensed technology included in the most advanced product candidate at the time it exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

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

Accounting Analysis

The Company assessed the promised goods and services under the Vertex Agreement, in accordance with ASC Topic 606, "Revenue from Contracts with Customers". At inception, the Vertex Agreement included the following performance obligations: (i) the research services obligation which relates to the research and development services to be provided under the Research Plan (the “Research Services”) and (ii) three licensed agent material rights related to the options to obtain licenses to exploit a licensed agent, at a discount.

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Research Plan. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. As of March 31, 2023, the estimate of the expected reimbursement is $5.8 million based on expectations as of such date. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as that consideration may only be earned subsequent to an option exercise.

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

During the three months ended March 31, 2023, the Company recognized $1.4 million of revenue associated with the Vertex Agreement related to research services performed during the period. As of March 31, 2023, the Company has recorded $20.0 million as non-current deferred revenue.

Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2023.

10. Common stock

In July 2022, in connection with the execution of the Vertex Agreement, the Company and Vertex also entered into the Stock Purchase Agreement, pursuant to which the Company sold 1,519,756 shares of the Company’s common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

In July 2022, the Company completed a follow-on public offering of common stock, pursuant to which the Company issued and sold 9,583,334 shares of its common stock, including 1,250,000 shares of its common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $27.00 per share. The Company received net proceeds of approximately $242.9 million after deducting underwriting discounts and offering expenses of approximately $15.9 million.

In July 2022, the Company entered into the Sales Agreement with Jefferies as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended March 31, 2023, the Company sold 103,184 shares of its common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by the Company. As of March 31, 2023, the Company sold 1,383,352 shares of its common stock under the Sales Agreement for aggregate net proceeds of $44.9 million, after deducting commissions and offering expenses payable by the Company.

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

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on June 16, 2021. The 2021 Plan provides for the grant of incentive stock options and nonstatutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. The shares reserved for issuance pursuant to the 2021 Plan are subject to an annual increase through January 1, 2031. On January 1, 2023, 3,086,541 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of March 31, 2023 the Company had reserved 10,144,170 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which

3,524,295 remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Research and development	$4,489	$2,465
General and administrative	3,535	1,738
Total stock-based compensation expense	$8,024	$4,203

Stock options

The following table provides a summary of stock option activity during the three months ended March 31, 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2022	7,612,826	$16.10
Granted	2,331,590	21.57
Exercised	(29,010)	4.01
Forfeited	(43,237)	41.57
Outstanding at March 31, 2023	9,872,169	$17.32	8.3	$40,730
Exercisable at March 31, 2023	3,313,399	$10.83	7.4	$25,792
Expected to vest after March 31, 2023(1)	6,558,770	$20.59	8.8	$14,938

(1)
This represents the number of unvested options outstanding as of March 31, 2023 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of March 31, 2023.

As of March 31, 2023, there was $91.5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock units

During the three months ended March 31, 2023, the Company granted 308,700 restricted stock units under the 2021 Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of March 31, 2023 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2022	677,825	$23.10
Restricted stock units granted	308,700	$20.19
Restricted stock units vested	—	$—
Restricted stock units forfeited	(9,000)	$24.87
Unvested restricted stock units as of March 31, 2023	977,525	$22.17

As of March 31, 2023, there was $18.6 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.5 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2023, 617,308 shares of common stock were added to the amount reserved for sale under the ESPP. As of March 31, 2023,1,401,634 shares remained available for issuance under the ESPP.

12. Net loss per share

The Company’s potential dilutive securities, which include unvested restricted stock units and common stock options, have been excluded from the computation of diluted net loss per share as the effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the period indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Unvested restricted stock units	977,525	225,700
Outstanding options to purchase common stock	9,872,169	7,536,372
Total	10,849,694	7,762,072

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

14. Related party transactions

An executive officer of Beam was a board member of the Company until August 2022. In December 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts, which sublease terminated in December 31, 2022. Total rent payments under this sublease were $0.5 million for the three months ended March 31, 2022.

An executive of Broad was a board member of the Company until May 2021. In March 2019, the Company entered into the Harvard/ Broad License Agreement for certain base editing technologies pursuant to which the Company received exclusive, worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed products and nonexclusive, worldwide, sublicensable, royalty-bearing licenses under certain patent rights to research and develop licensed products. Additional consideration under the Harvard/ Broad License Agreement included antidilution rights and includes success payments. See Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.

15. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward- looking statements.

Overview

We are a clinical-stage genetic medicines company pioneering a new approach to the care of cardiovascular disease, or CVD, transforming treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. Our goal is to disrupt the chronic care model for CVD by providing a new therapeutic approach with single-course in vivo gene editing treatments focused on addressing the root causes of this highly prevalent and life-threatening disease. We are developing a pipeline of gene editing programs targeting the three lipoprotein pathways that drive ASCVD: low-density lipoprotein, or LDL, triglyceride-rich lipoproteins and lipoprotein(a), or Lp(a). Our initial programs target PCSK9 and ANGPTL3, genes that have been extensively validated as targets for lowering blood lipids, such as low-density lipoprotein cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetimes of patients with or at risk for atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD.

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

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, our follow-on public offering, and our at-the-market, or ATM, equity offering program, and through our strategic collaboration with Vertex Pharmaceuticals Incorporated, or Vertex.

Through March 31, 2023 we had raised an aggregate of $863.7 million in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2023 and 2022 were $52.0 million and $30.2 million, respectively. As of March 31, 2023, we had an accumulated deficit of $396.2 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we advance VERVE-101 in our ongoing heart-1 clinical trial; continue our preclinical development of other product candidates, including VERVE-102, our product candidate targeting PCSK9 using our GalNAc-LNP delivery technology, and VERVE-201, our product candidate targeting ANGPTL3; advance these product candidates toward clinical development; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $508.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

Clinical and development programs

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

We are advancing VERVE-101 for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, the estimated prevalence of which is roughly one in 250, which translates to approximately 1.3 million people in the United States. We are strategically developing VERVE-101 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. We plan to expand clinical development of VERVE-101 in a stepwise fashion beyond HeFH for the treatment of patients with established ASCVD who are not at LDL-C goal on oral therapy. Ultimately, we believe that VERVE-101 may be useful to people at risk for ASCVD as a preventative measure in the general population.

Ongoing heart-1 clinical trial

Our heart-1 clinical trial, a global Phase 1 open-label clinical trial, is designed to enroll approximately 40 adult patients with HeFH who have established ASCVD and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and reductions in blood PCSK9 protein and LDL-C. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country.

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

U.S. clinical trial hold

In October 2022, we submitted our investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, to conduct a clinical trial in the United States evaluating VERVE-101 in patients with HeFH and we were subsequently informed by the FDA that our IND application was placed on hold. In December 2022, we received a clinical hold letter from the FDA that outlined the information required to resolve the hold, including additional preclinical data relating to: (i) potency differences between human and non-human cells, (ii) risks of germline editing, and (iii) off-target analyses on non-hepatocyte cell types. Clinical data from the ongoing heart-1 clinical trial in New Zealand and the United Kingdom were not included in the IND application package submitted to the FDA. In the clinical hold letter, the FDA requested available clinical data from the trial. In addition, the FDA has requested that we modify the trial protocol in the United States to incorporate additional contraceptive measures and to increase the length of the staggering interval between dosing of participants. We intend to submit our response to the FDA as expeditiously as possible.

VERVE-102

VERVE-102, our second product candidate targeting PCSK9 delivered using our GalNAc-LNP delivery technology, is also designed to permanently turn off the PCSK9 gene in the liver and is also being developed initially for the treatment of HeFH. VERVE-101 and VERVE-102 share an identical guide RNA targeting PCSK9 as well as similar mRNA expressing an adenine base editor and differ principally in the LNP delivery system. We believe that delivering our PCSK9-targeting edits via our GalNAc-LNP, which binds to the asialoglycoprotein receptor, or ASGPR, in addition to LDLR, may provide another opportunity to address this target. Preclinical development to support a regulatory submission for VERVE-102 began in early 2022, and we expect to initiate a Phase 1b clinical trial with VERVE-102 for patients with HeFH in the first half of 2024.

VERVE-201

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, the estimated prevalence of which is roughly one in 250,000 which translates to approximately 1,300 patients in the United States, as well as for refractory hypercholesterolemia defined as people with ASCVD who are not at LDL-C goal on oral therapy and a PCSK9 inhibitor. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population.

For VERVE-201, we are utilizing our internally developed GalNAc-LNP technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to ASGPR in the liver, thereby enabling uptake into the liver in HoFH patients. We are conducting preclinical studies and expect to initiate a Phase 1b clinical trial with VERVE-201 in the second half of 2024.

Impact of COVID-19 on our business

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

While the COVID-19 pandemic did not significantly impact our business or results for the three months ended March 31, 2023 and 2022, the length and extent of the pandemic, its consequences, and containment efforts will determine the future impact on our operations and financial condition.

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

Components of our results of operations

Revenue

During the three months ended March 31, 2023 we recognized $1.4 million in collaboration revenue. We expect revenue related to this collaboration to increase as efforts under the collaboration continue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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
•
expenses incurred in connection with the discovery efforts and preclinical and clinical development of our research programs, including under agreements with third parties, such as consultants, contractors and CROs;
•
the cost of developing and validating our manufacturing process for use in our preclinical studies and ongoing, planned and future clinical trials, including the cost of raw materials used in our research and development activities;
•
the cost of laboratory supplies and research materials;
•
costs incurred related to the research pursuant to the Vertex Agreement; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, as we continue to: (i) develop additional product candidates; (ii) build our manufacturing capabilities; and (iii) develop our gene editing and LNP technology. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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
•
our ability to achieve positive results from our ongoing, planned and future clinical programs that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended patient populations of any product candidates we may develop;
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
•
our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval; and
•
the effects of public health epidemics, including the COVID-19 pandemic.

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

Other income

Change in fair value of success payment liability

We are obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The remaining potential success payments that could be payable by us are $25.0 million. At inception of the agreements, the success payment liabilities were recorded at fair value with the cost recorded as research and development expense and are being remeasured at each reporting period with charges recorded in other income (expense) while the instrument is outstanding.

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

Income tax

During the three months ended March 31, 2023 and 2022, we recorded a full valuation allowance on federal and state deferred tax assets since management does not forecast that we will be in a taxable position in the near future.

Results of operations

Comparison of three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$1,404	$—	$1,404
Operating expenses:
Research and development	47,110	24,490	22,620
General and administrative	12,553	7,435	5,118
Total operating expenses	59,663	31,925	27,738
Loss from operations	(58,259)	(31,925)	(26,334)
Other income:
Change in fair value of success payment liability	738	1,677	(939)
Interest and other income, net	5,546	82	5,464
Total other income	$6,284	$1,759	$4,525
Net loss	$(51,975)	$(30,166)	$(21,809)

Collaboration revenue

Collaboration revenue was $1.4 million for the three months ended March 31, 2023, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the three months ended March 31, 2022.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
(in thousands)	2023	2022	Change
Employee-related expenses	$16,242	$8,932	$7,310
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	10,553	4,105	6,448
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	7,717	6,240	1,477
Lab supplies	4,880	1,406	3,474
Facility-related costs (including depreciation)	4,454	1,430	3,024
Clinical trial costs	1,675	12	1,663
Other research and development costs	1,589	2,365	(776)
Total research and development expenses	$47,110	$24,490	$22,620

Research and development expenses were $47.1 million for the three months ended March 31, 2023, compared to $24.5 million for the three months ended March 31, 2022. The increase of $22.6 million was primarily due to the following:

•
an increase of $7.3 million in employee-related costs, including stock-based compensation of $2.0 million, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $6.4 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trial;

•
an increase of $1.5 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs;
•
an increase of $3.5 million in lab supplies due to increased activities related to our pipeline and research efforts;
•
an increase of $3.0 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue; and
•
an increase of $1.7 million in clinical trial costs associated with our heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101.

These increases were partially offset by the following:

•
a decrease in other research and development costs of $0.8 million, primarily due to a decrease in license and milestone payments and consulting fees.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $12.6 million for the three months ended March 31, 2023, compared to $7.4 million for the three months ended March 31, 2022. The increase of $5.1 million was primarily attributable to the following:

•
an increase of $4.3 million in personnel, facility and other expenses, including an increase of $1.8 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $0.5 million in professional service fees, primarily due to increased legal, audit, tax and consulting services; and
•
an increase of $0.3 million in other expenses.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income

Change in fair value of success payment liability

During the three months ended March 31, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.7 million recorded as other income. During the three months ended March 31, 2022, the change in fair value for the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $1.7 million recorded as other income.

Interest and other income, net

The increase of $5.5 million in interest and other income, net for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to increasing interest rates on our higher marketable securities balances.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings. Through March 31, 2023, we had raised an aggregate of $863.7 million in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offering, and our ATM equity offering program. As of March 31, 2023, we had $508.7 million in cash, cash equivalents and marketable securities.

In July 2022, we received $25.0 million as an upfront payment from Vertex pursuant to the Vertex Agreement. Additionally, in July 2022, we sold 1,519,756 shares of our common stock to Vertex at a price of $23.03 per share for an aggregate purchase price of $35.0 million.

In July 2022, we also issued and sold 9,583,334 shares of our common stock, including 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and commissions and offering expenses of approximately $15.9 million payable by us.

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the three months ended March 31, 2023, we sold 103,184 shares of its common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by us. As of March 31, 2023, we sold 1,383,352 shares of common stock under the Sales Agreement for aggregate net proceeds of $44.9 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Three months ended March 31,
(in thousands)	2023	2022
Cash used in operating activities	$(49,096)	$(33,507)
Cash provided by investing activities	15,392	60,092
Cash provided by financing activities	2,038	505
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,666)	$27,090

Operating activities

For the three months ended March 31, 2023, net cash used in operating activities was $49.1 million, consisting primarily of our net loss of $52.0 million, and a decrease attributable to non-cash items of $0.7 million associated with the fair value change in the success payment liability, $3.8 million associated with amortization of investment premiums, and a net decrease in changes in our operating assets and liabilities of $3.3 million. These amounts were partially offset by the following non-cash changes: stock-based compensation of $8.0 million, depreciation expense of $1.1 million, and non-cash lease expense of $1.6 million.

For the three months ended March 31, 2022, net cash used in operating activities was $33.5 million, consisting primarily of our net loss of $30.2 million, changes in our operating assets and liabilities of approximately $7.5 million and non-cash change in the fair value of the success payment liability of $1.7 million. These amounts were partially offset by the following non-cash changes: stock-based compensation of $4.2 million, depreciation expense of $0.5 million, lease expense of $0.5 million and amortization of investment premiums of $0.7 million.

Investing activities

For the three months ended March 31, 2023, net cash provided by investing activities was $15.4 million and consisted of maturities of marketable securities of $152.5 million, offset partially by purchases of marketable securities of $133.8 million and purchases of property and equipment of approximately $3.3 million, primarily related to lab equipment.

For the three months ended March 31, 2022, net cash provided by investing activities was $60.1 million and consisted of maturities of marketable securities of $63.0 million, offset partially by purchases of property and equipment of $2.9 million, primarily related to lab equipment.

Financing activities

For the three months ended March 31, 2023, net cash provided by financing activities was $2.0 million, consisting primarily of proceeds from the sale of our common stock through our ATM equity offering program.

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
•
continue our current research programs and our preclinical development of product candidates, including VERVE-102 and VERVE-201;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect will be required for VERVE-101, VERVE-102 and VERVE-201;
•
establish commercial-scale current good manufacturing practices, or cGMP, capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $508.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three months ended March 31, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2023 for more information on our potential payment obligations under our license agreements.

Emerging growth company and smaller reporting company status

As an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of reduced reporting requirements, including an exemption from the requirement to provide an auditor’s report on internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, an exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, and less extensive disclosure about our executive compensation arrangements.

In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an EGC to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We may remain classified as an EGC until the end of the fiscal year ending December 31, 2026, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1 billion of non-convertible debt over a three-year period.

We are also a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an EGC, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

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

During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2023, we had cash and cash equivalents of $83.7 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of March 31, 2023, we also had marketable securities of $424.9 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $52.0 million for the three months ended March 31, 2023 and $157.4 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $396.2 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022.

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
•
continue our current research programs and our preclinical development of product candidates, including VERVE-102 and VERVE-201;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect will be required for VERVE-101, VERVE-102 and VERVE-201;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1b clinical trial of VERVE-101, complete preclinical studies of VERVE-102 and VERVE-201, continue research, development and preclinical testing, initiate additional clinical trials and potentially seek marketing approval for either VERVE-101 or VERVE-102 and VERVE-201, and any other product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $508.7 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, conducting preclinical studies and an early-stage clinical trial. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in July 2022. Our other research programs, including for our product candidates VERVE-102 and VERVE-201, are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2022, we had federal NOL carryforwards of $163.9 million and state NOL carryforwards of $148.0 million.

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

Risks related to discovery and development

We are very early in our clinical development efforts, and we have not yet completed a clinical trial of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our clinical development efforts. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101 in July 2022, but we have not yet completed a clinical trial of any product candidate Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

Commencing clinical trials in the United States is subject to acceptance by the FDA of an IND and finalizing the trial design based on discussions with the FDA and other regulatory authorities.

The FDA or other regulatory agencies may require us to complete additional preclinical studies or require us to satisfy other requests prior to commencing clinical trials in the respective countries, which may delay our clinical trials beyond our planned timeline. For example, the FDA has placed our IND application to conduct a clinical trial ~~of~~ evaluating VERVE-101 in the United States on hold and has requested various information required to resolve the hold, including preclinical and clinical data. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could determine that we have not satisfied their requirements to commence any clinical trial, including with respect to VERVE-101, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in New Zealand and in countries in Europe.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the Medicines and Healthcare products Regulatory Agency, or the MHRA, and the EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of VERVE-101, VERVE-102, VERVE-201 and any other product candidates we may identify and develop will depend on many factors, including the following:

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
•
positive results from our ongoing, planned and future clinical trials that support a finding of safety and effectiveness and an acceptable risk-benefit profile in the intended populations;
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

We are focused on developing medicines utilizing gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-101, VERVE-102 and VERVE-201 have not yet been evaluated in any completed clinical trial, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

Our future success is highly dependent on the successful development of gene editing technologies, delivery technology methods and therapeutic applications of that technology. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing gene editing therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue. Adverse developments in the clinical development efforts of other gene editing technology companies could adversely affect our efforts or the perception of our product candidates by investors.

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

Public health epidemics or pandemics, including the COVID-19 pandemic, may affect our ability to initiate and complete current or future preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and prospects.

The future progression of the COVID-19 pandemic and its effects on our business and operations are uncertain. We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, have experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we have faced and may face disruptions that affect our ability to initiate and complete preclinical studies and clinical trials, and disruptions in procuring items that are essential for our research and development activities, including:

•
raw materials and supplies used in the production and purification of messenger RNA, or mRNA, nucleic acids as well as lipids used in the production of lipid nanoparticles, or LNPs;
•
raw materials and supplies used in the manufacture of any product candidates we may develop;
•
laboratory supplies used in our preclinical studies and clinical trials; and
•
animals that are used for preclinical testing for which there may be shortages.

We and our CROs and CMOs may also face manufacturing disruptions and disruptions related to the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites.

Moreover, on January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. Thereafter, on March 13, 2023, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023 and will allow 22 such policies to continue for 180 days. In its announcement, the FDA noted that it plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency.

We may in the future face impediments or delays to regulatory meetings and approvals due to any pandemic measures. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business, although for the reasons described above it has the potential to adversely affect our business, financial condition, results of operations and prospects.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it on July 2, 2020, January 27, 2021, and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, the FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above. On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. In March 2023, the FDA issued a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates and that certain guidance will continue to be in effect past May 11, 2023. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business going forward and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. In 2022, we initiated our heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom under country-specific protocols with various modifications to eligibility in each country. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue additional clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Given the large patient population for atherosclerotic cardiovascular disease, or ASCVD, if we expand clinical development of VERVE-101, VERVE-102 or VERVE-201 for the treatment of patients with established ASCVD, the number of patients that may be required for clinical trials in order to obtain regulatory approval for that indication could be very high, and we may not be able to enroll a sufficient number of patients and as a result we may not be able to initiate or complete clinical trials of VERVE-101, VERVE-102 or VERVE-201 for the treatment of patients with established ASCVD. Because of the small patient population for homozygous familial hypercholesterolemia, or HoFH, we may have difficulty enrolling patients and we may not be able to initiate or complete clinical trials for VERVE-201 for the treatment of HoFH.

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

A significant risk in any gene editing product candidate is that “off-target” edits may occur, which could cause serious adverse events, undesirable side effects or unexpected characteristics. We cannot be certain that off-target editing will not occur in any of our ongoing or future clinical trials, and the lack of observed side effects in preclinical studies does not guarantee that such side effects will not occur in human clinical trials. There is also the potential risk of delayed or late presentation of adverse events following exposure to gene editors due to the potential permanence of edits to DNA or due to other components of product candidates used to carry the genetic material. Further, because gene editing makes a permanent change, the therapy cannot be withdrawn, even after a side effect is observed.

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

Our GalNAc-LNPs, which we plan to use in VERVE-102 and VERVE-201, are a novel delivery mechanism for delivery of gene editors to the liver and have not yet been studied in humans.

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

Adverse public perception of genetic medicines, and gene editing and base editing in particular, may negatively impact demand for our potential products and increased regulatory scrutiny of genetic medicines may adversely affect our ability to obtain regulatory approval for our product candidates.

Our programs involve editing the human genome. The clinical and commercial success of our product candidates will depend in part on public understanding and acceptance of the use of gene editing and gene regulation for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene editing and gene regulation are unsafe, unethical or immoral, and, consequently, our product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

In addition, responses by the U.S., state or foreign governments to negative public perception or ethical concerns may result in new legislation or regulations that could limit our ability to develop or commercialize any product candidates, obtain or maintain regulatory approval or otherwise achieve profitability.

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma-retroviral vectors, which integrate with, and thereby alter, the host cell’s DNA, have led to several well-publicized adverse events, including reported cases of leukemia. Adverse events in our preclinical studies or clinical trials or those of our licensors, partners or competitors or of academic researchers utilizing gene editing technologies, even if not ultimately attributable to product candidates we may identify and develop, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Use of gene editing technology by a third party or government to develop biological agents or products that threaten U.S. national security could similarly result in such negative impacts to us.

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

We are conducting and plan to conduct one or more additional clinical trials with one or more trial sites that are located outside the United States, including our ongoing Phase 1b trial of VERVE-101 which is being conducted at trial sites in New Zealand and the United Kingdom. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The

FDA must be able to validate the data from the trial through an onsite inspection, if necessary. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, whether the FDA accepts the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these items, including CMOs for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our clinical trial, animal testing and research. Any of these third parties may terminate their engagements with us at any time or may face supply chain shortages or otherwise be unable to secure the requisite resources, such as animals used in our preclinical testing, to support our planned development activities. If we need to modify our development plans or enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the Beam Agreement to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology~~.~~ that we are using in VERVE-101; in October 2021 we entered into the Novartis Agreement to license from Novartis certain lipid technology that we are using in VERVE-201; and in July 2022, we entered into the Vertex Agreement for a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the Beam Agreement, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The field of gene editing especially has been the subject of extensive patenting activity and litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Further, starting in June 2023, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Past U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. More recently, in Amgen Inc. v. Sanofi, the Federal Circuit held that claims with functional language may pose high hurdles in fulfilling the enablement requirement for claims with broad functional language. The U.S. Supreme Court heard oral argument in March 2023. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Even if VERVE-101, VERVE-102, VERVE-201 or any other product candidate we develop meets its safety and efficacy endpoints in clinical trials, we cannot be certain that success in clinical trials will ensure success as a commercial product. For example, in September 2022, AstraZeneca and Ionis Pharmaceuticals, Inc. determined not to advance an antisense oligonucleotide PCSK9 inhibitor dosed once monthly via subcutaneous administration into Phase 3 clinical development for the treatment of hypercholesterolemia following a Phase 2b clinical trial that met its primary endpoint and achieved a statistically significant 62.3% reduction in low density lipoprotein cholesterol, or LDL-C, after 28 weeks compared to placebo on the basis that the results did not meet AstraZeneca’s target product profile criteria to invest in a broad Phase 3 development program.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of three orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These include MK-0616 from Merck & Co., Inc, for which Merck recently released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and announced plans to initiate a Phase 3 pivotal study in the second half of 2023; an oral small molecule from Serometrix LLC in-licensed by Esperion Therapeutics, which disclosed plans in 2022 to submit an IND in late 2024 or early 2025; and AZD0780, acquired by AstraZeneca from Dogma Therapeutics, which is being evaluated in an ongoing Phase 1 clinical trial.

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

We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including public health epidemics or pandemics, including the COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing conflict between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

Our third-party manufacturers will be subject to inspection and approval by the FDA before we can commence the manufacture and sale of any of our product candidates, and thereafter subject to FDA inspection from time to time. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the FDA approval regimen with respect to our product candidates may result in regulatory actions such as the issuance of FDA Form-483 notices of observations, warning letters or injunctions or the loss of operating licenses.

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

As a result of the United Kingdom’s withdrawal from the United Kingdom, or Brexit, the MHRA is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the United Kingdom the body of European Union law governing medicinal products that pre-existed before the United Kingdom’s withdrawal from the European Union.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced in 2021 receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Following a period of false starts and temporary suspensions due to the omicron variant, the FDA resumed domestic inspections in February 2022 and indicated that it would conduct foreign inspections beginning in April 2022 on a prioritized basis. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and any travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

In March 2010, President Obama signed into law the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Pursuant to the CARES Act and subsequent legislation, these Medicare sequester reductions were suspended through the end of June 2022, but the full 2% cut resumed thereafter on July 1, 2022. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.

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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and adding price caps on annual out-of-pocket expenses, any of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

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

In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agent—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, Connecticut and Iowa, already have passed state privacy laws. Virginia's privacy law also went into effect on January 1, 2023, the laws in Colorado, Utah and Connecticut will go into effect later in the year, and the law in Iowa will go into effect in 2025. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including Indiana, Montana, and Tennessee. Other states are considering these laws, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022. On February 28, 2023, the European Data Protection Board issued a positive opinion on the draft adequacy decision promulgated by the European Commission, which may lead to an overall favorable outcome for this process. However, it is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the European Union.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21.5% of our common stock as of May 10, 2023. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may not use them effectively.

Our management has broad discretion in the application of our cash, cash equivalents and marketable securities and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest these funds in a manner that does not produce income or that loses value.

Sales of a substantial number of shares of our common stock could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies may make our common stock less attractive to investors.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Similar to EGCs, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions, and the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular imposes a 1% excise tax on certain stock repurchases by publicly traded corporations which generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act, the IRA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the IRA and additional tax legislation. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of March 31, 2023, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

3.2	Second Amended and Restated Bylaws of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023).

10.1	Summary of Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed with the SEC on March 2, 2023).

10.2

Form of Restricted Stock Unit Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 2, 2023).

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

VERVE THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: May 15, 2023	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer