Form 10-Q
period 2023-06-30
Verve Therapeutics, Inc.
filed 2023-08-10
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023 the registrant had 63,721,263 shares of common stock, par value $0.001 per share, outstanding.

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
•
our expectations related to the hold that the U.S. Food and Drug Administration, or FDA, placed on our IND to conduct a clinical trial evaluating VERVE-101 in the United States;
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
•
our ability to establish and maintain collaborations, including our collaborations with Beam Therapeutics Inc., Vertex Pharmaceuticals Incorporated and Eli Lilly and Company; and
•
the potential impact of public health epidemics or pandemics, including the COVID-19 pandemic, and of global economic developments, including rising inflation and interest rates, on our business, operations, strategy and goals.

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
•
We are very early in our development efforts, and we only initiated our first clinical trial of a product candidate, VERVE-101, our lead product candidate targeting PCSK9, in 2022. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed;
•
The U.S. Food and Drug Administration has placed the investigational new drug, or IND, application to conduct a clinical trial evaluating VERVE-101 in the United States on hold. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States;
•
Gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for VERVE-101, VERVE-102, our product candidate targeting PCSK9 using our GalNAc-LNP delivery technology, and VERVE-201, our product candidate targeting ANGPTL3, on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business. We are also seeking to discover and develop new gene editing technologies and may not be successful in doing so;
•
The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials and interim or preliminary data from our clinical trials may materially change as participant enrollment continues and more participant data become available;
•
If any of the product candidates we may develop, or the delivery modes we rely on to administer them, including lipid nanoparticles, cause serious adverse events, undesirable side effects or unexpected characteristics, such adverse events, side effects or characteristics could require us to abandon or limit development of the product candidates, delay or prevent regulatory approval of the product candidates, limit the commercial potential of our product candidates or result in significant negative consequences following any potential marketing approval;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$70,042	$115,412
Marketable securities	392,434	439,396
Collaboration receivable	2,093	1,012
Prepaid expenses and other current assets	8,497	7,339
Total current assets	473,066	563,159
Property and equipment, net	21,252	18,778
Restricted cash	4,824	4,824
Operating lease right-of-use assets	88,766	91,877
Other long term assets	1,223	585
Total assets	$589,131	$679,223
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,146	$2,424
Accrued expenses	19,839	20,767
Lease liability, current portion	10,046	11,904
Total current liabilities	33,031	35,095
Long term lease liability	67,819	70,014
Success payment liability	2,809	2,885
Deferred revenue, non-current	20,014	20,014
Other long term liabilities	236	283
Total liabilities	123,909	128,291
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 62,064,279 and 61,730,816 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	62	62
Additional paid-in capital	916,109	895,801
Accumulated other comprehensive loss	(754)	(694)
Accumulated deficit	(450,195)	(344,237)
Total stockholders’ equity	465,222	550,932
Total liabilities and stockholders’ equity	$589,131	$679,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts) (unaudited)	2023	2022	2023	2022
Collaboration revenue	$2,093	$—	$3,497	$—
Operating expenses:
Research and development	47,260	33,125	94,370	57,614
General and administrative	13,416	9,067	25,969	16,503
Total operating expenses	60,676	42,192	120,339	74,117
Loss from operations	(58,583)	(42,192)	(116,842)	(74,117)
Other income:
Change in fair value of success payment liability	(662)	938	76	2,615
Interest and other income, net	5,438	308	10,984	390
Total other income, net	4,776	1,246	11,060	3,005
Loss before provision for income taxes	(53,807)	(40,946)	(105,782)	(71,112)
Provision for income taxes	(176)	-	(176)	-
Net loss	$(53,983)	$(40,946)	$(105,958)	$(71,112)
Net loss per common share, basic and diluted	$(0.87)	$(0.84)	$(1.71)	$(1.46)
Weighted-average common shares used in net loss per share, basic and diluted	61,953,992	48,674,873	61,871,158	48,623,330
Comprehensive Loss:
Net loss	$(53,983)	$(40,946)	$(105,958)	$(71,112)
Other comprehensive loss:
Unrealized loss on marketable securities	(517)	(206)	(60)	(710)
Comprehensive loss	$(54,500)	$(41,152)	$(106,018)	$(71,822)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2021	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	143,506	—	505	—	—	505
Unrealized loss on marketable securities	—	—	—	(504)	—	(504)
Stock-based compensation	—	—	4,203	—	—	4,203
Net loss	—	—	—	—	(30,166)	(30,166)
Balance at March 31, 2022	48,655,241	49	549,089	(732)	(217,016)	331,390
Exercise of stock options	29,193	—	120	—	—	$120
Issuance of common stock under employee stock purchase plan	25,218	—	325	—	—	325
Unrealized loss on marketable securities	—	—	—	(206)	—	(206)
Stock-based compensation	—	—	5,650	—	—	5,650
Net loss	—	—	—	—	(40,946)	(40,946)
Balance at June 30, 2022	48,709,652	$49	$555,184	$(938)	$(257,962)	$296,333

Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	29,010	—	116	—	—	116
Issuance of common stock from At-the-Market offering, net of issuance costs of $126	103,184	—	1,922	—	—	1,922
Unrealized gain on marketable securities	—	—	—	457	—	457
Stock-based compensation	—	—	8,024	—	—	8,024
Net loss	—	—	—	—	(51,975)	(51,975)
Balance at March 31, 2023	61,863,010	62	905,863	(237)	(396,212)	509,476
Exercise of stock options	98,598	-	548	-	-	548
Vesting of restricted stock units	50,537	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	52,134	-	685	-	-	685
Unrealized loss on marketable securities	-	-	-	(517)	-	(517)
Stock-based compensation	-	-	9,013	-	-	9,013
Net loss	-	-	-	-	(53,983)	(53,983)
Balance at June 30, 2023	62,064,279	$62	$916,109	$(754)	$(450,195)	$465,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Six months ended June 30,
(unaudited, in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(105,958)	$(71,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,464	1,162
Non-cash lease expense	3,321	999
Net amortization of premium (accretion of discount) on marketable securities	(7,551)	1,231
Stock-based compensation	17,037	9,853
Change in fair value of success payments liabilities	(76)	(2,615)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,955)	(2,894)
Accounts payable	1,471	(1,017)
Accrued expenses and other liabilities	(549)	5,176
Operating lease liabilities	(4,262)	(1,048)
Net cash used in operating activities	(97,058)	(60,265)
Cash flows from investing activities:
Purchases of property and equipment	(6,037)	(5,627)
Purchases of marketable securities	(246,877)	(74,249)
Maturities of marketable securities	301,331	147,750
Net cash provided by investing activities	48,417	67,874
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,922	-
Proceeds from exercise of stock options	664	625
Issuance of common stock under employee stock purchase plan	685	325
Net cash provided by financing activities	3,271	950
Increase (decrease) in cash, cash equivalents and restricted cash	(45,370)	8,559
Cash, cash equivalents and restricted cash—beginning of period	120,236	69,567
Cash, cash equivalents and restricted cash—end of period	$74,866	$78,126
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$532	$1,169

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

In June 2023, the Company entered into a Research and Collaboration Agreement (the “Lilly Agreement”) with Eli Lilly and Company (“Lilly”) for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program, as further described in Note 15, “Subsequent events.” The Lilly Agreement became effective in July 2023 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Clearance”). Pursuant to the Lilly Agreement, Verve received the upfront payment of $30.0 million from Lilly in August 2023. The Company is eligible to receive up to an aggregate of $465 million in research, development and commercial milestone payments and tiered and incremental high single and low-double digit royalties on global net sales, subject to specified reductions.

In June 2023, in connection with the execution of the Lilly Agreement, the Company also entered into a stock purchase agreement with Lilly (the “Lilly Stock Purchase Agreement”) for the sale and issuance of 1,552,795 shares of the Company’s common stock to Lilly at a price of $19.32 per share, which was equal to a 15% premium to the volume-weighted average share price of its common stock over the 30 trading days prior to June 14, 2023, for an aggregate purchase price of $30.0 million (the “Private Placement”). The Private Placement closed on July 31, 2023.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $462.5 million as of June 30, 2023 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2023, the results of its operations and other comprehensive loss for the three and six months ended June 30, 2023 and 2022, stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.

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

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows is as follows:

	June 30,	June 30,
(in thousands)	2023	2022
Cash and cash equivalents	$70,042	$72,889
Restricted cash	4,824	5,237
Total cash, cash equivalents and restricted cash	$74,866	$78,126

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The Company adopted the new standard on January 1, 2023. Based upon the Company's analysis, the adoption of this new standard did not have a material impact on the Company's financial statements.

3. Marketable securities

Marketable securities by security type consisted of the following:

	June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$189,166	$6	$(454)	$188,718
U.S. agency securities	204,022	39	(345)	203,716
Total	$393,188	$45	$(799)	$392,434

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$228,432	$13	$(301)	$228,144
U.S. agency securities	211,658	68	(474)	211,252
Total	$440,090	$81	$(775)	$439,396

The remaining contractual maturities of all marketable securities were less than 12 months as of June 30, 2023 and 18 months as of December 31, 2022.The gross unrealized losses on the Company’s marketable securities of $0.8 million as of both June 30, 2023 and December 31, 2022, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be impaired at June 30, 2023 or December 31, 2022. The Company has not recorded any allowance for credit losses. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2023 or December 31, 2022.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Lab equipment	$25,117	$20,379
Leasehold improvements	266	266
Furniture and fixtures	2,311	2,294
Computer equipment	969	826
Total property and equipment	28,663	23,765
Less accumulated depreciation	(7,411)	(4,987)
Property and equipment, net	$21,252	$18,778

The following table summarizes depreciation expense incurred:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$1,337	$648	$2,464	$1,162

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to the Company's license agreement with the President and Fellows of Harvard College ("Harvard") and The Broad Institute, Inc. (“Broad”), which license agreement is referred to herein as the Harvard/Broad License Agreement.

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of June 30, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$31,199	$31,199	$—	$—
Marketable securities:
U.S. treasury bills and notes	188,718	—	188,718	—
U.S. agency securities	203,716	—	203,716	—
Total assets	$423,633	$31,199	$392,434	$—
Liabilities
Success payment liability	$2,809	$—	$—	$2,809
Total liabilities	$2,809	$—	$—	$2,809

	As of December 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$105,303	$105,303	$—	$—
Marketable securities:
U.S. treasury bills and notes	228,144	—	228,144	—
U.S. agency securities	211,252	—	211,252	—
Total assets	$544,699	$105,303	$439,396	$—
Liabilities
Success payment liability	$2,885	$—	$—	$2,885
Total liabilities	$2,885	$—	$—	$2,885

Cash Equivalents—Cash equivalents of $31.2 million and $105.3 million as of June 30, 2023 and December 31, 2022, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Success Payment Liability—The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a high nine-digit dollar amount to $10.0 billion, or in the event of a sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of common stock, or a combination of cash and shares of common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million.

The success payment liability is stated at fair value and is classified in Level 3 of the fair value hierarchy because its fair value measurement is based, in part, on significant inputs not observed in the market. The Company used a Monte Carlo simulation model, which models the value of the liability based on several key variables, including probability of event occurrence, timing of event occurrence, as well as the value of the Company’s common stock.

The Company remeasured the liability at fair value with an increase of $0.7 million recorded to other expense and a decrease of $0.1 million recorded to other income for the three and six months ended June 30, 2023, respectively, and decreases of $0.9 million and $2.6 million recorded to other income for the three and six months ended June 30, 2022, respectively.

The primary inputs used in valuing the success payment liability at June 30, 2023 and December 31, 2022, were as follows:

	At June 30, 2023	At December 31, 2022
Fair value of common stock (per share)	$18.75	$19.35
Equity volatility	80%	84%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2023 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Changes in fair value	(76)
Balance at June 30, 2023	$2,809

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2022 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Changes in fair value	(2,615)
Balance at June 30, 2022	$1,756

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Employee compensation and related benefits	$6,347	$9,124
Accrued external research and development expenses	9,228	8,919
Professional fees	3,221	1,193
License and milestone payments	310	310
Other	733	1,221
Total	$19,839	$20,767

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC Topic 842, "Leases". The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or right of use asset has been recorded. The Company has recognized $0.3 million and $0.5 million of short term lease costs associated with the embedded leases during the three and six months ended June 30, 2023, respectively. The Company has recognized $1.0 million and $1.3 million of short term lease costs associated with the embedded leases during the three and six months ended June 30, 2022, respectively.

The components of operating lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs	$3,234	$505	$6,468	$1,010
Variable lease costs	769	198	1,648	409
Total	$4,003	$703	$8,116	$1,419

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$7,416	$1,058

As of June 30, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 9.5 years.

Future minimum commitments under non-cancellable leases as of June 30, 2023 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2023	$5,134
2024	10,563
2025	10,868
2026	11,183
2027	11,506
Thereafter	62,735
Total lease payments	$111,989
Less: interest	(34,124)
Present value of operating lease liabilities	$77,865

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023. Since the date of those financial statements, there have been no changes to its license agreements, except as noted below.

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

To the extent achieved, the Company is obligated to pay up to an aggregate of $23.1 million and $54.0 million in development and sales-based milestones, respectively, pursuant to the Harvard/Broad License Agreement. In 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of June 30, 2023.

Beam license agreement

In April 2019, the Company and Beam Therapeutics Inc. ("Beam") entered into a collaboration and license agreement (the “Beam Agreement”), which was amended and restated in July 2022 when the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “Amended Beam Agreement”).

The Company concluded the receipt of any milestone or royalty payments under the Amended Beam Agreement was not probable as of June 30, 2023.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three and six months ended June 30, 2023 and 2022, the Company did not purchase any materials from Beam or sell any materials to Beam.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-102 and VERVE-201. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. The milestones have not been achieved and no expense has been recorded for these milestones as of June 30, 2023.

9. Collaboration and license agreements

Vertex Agreement

Summary of Agreement

In July 2022, the Company entered into a Strategic Collaboration and License Agreement (the "Vertex Agreement") with Vertex Pharmaceuticals Incorporated ("Vertex") for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, in connection with the execution of the Vertex Agreement, the Company entered into a stock purchase agreement (the "Vertex Stock Purchase Agreement") with Vertex, pursuant to which the Company sold 1,519,756 shares of its common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

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

The Company received an upfront payment from Vertex of $25.0 million and is eligible to receive (i) success payments of up to $22.0 million for each product candidate (up to a maximum of $66.0 million) that achieves the applicable development criteria, (ii) up to an aggregate of $175.0 million in development milestones and (iii) up to an aggregate of $165.0 million in commercial milestone payments. The Company is also eligible to receive tiered single-digit royalties on net sales, with the rate dependent upon the type of product and subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) ten years after the first commercial sale of such product in such country.

Prior to the first patient dosing in the first Phase 1 clinical trial for the first product candidate developed under the Vertex Agreement, the Company also has the right to opt-in to a profit share arrangement pursuant to which Vertex and the Company would share the costs and net profits for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, in lieu of milestones and royalties, it will be obligated to pay for a specified percentage of the development and commercialization costs, and it will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time the Company exercises the option, it may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise its opt-in right, the Company is required to pay a fee ranging from $25.0 million to $70.0 million, depending on the profit/cost percentage elected by the Company and the Company’s licensed technology included in the most advanced product candidate at the time it exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

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

Accounting Analysis

The Company assessed the promised goods and services under the Vertex Agreement, in accordance with ASC Topic 606, "Revenue from Contracts with Customers". At inception, the Vertex Agreement included the following performance obligations: (i) the research services obligation which relates to the research and development services to be provided under the Research Plan through June 30, 2023 (the “Initial Research Services”) and (ii) three licensed agent material rights related to the options to obtain licenses to exploit a licensed agent, at a discount.

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Vertex Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of the Initial Research Services under the Research Plan. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as that consideration may only be earned subsequent to an option exercise.

The Company has concluded that the variable consideration related to the cost reimbursement of the Initial Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Research Plan. The reimbursement of the Initial Research Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $20.0 million to the three licensed agent material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each licensed agent license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research activities to identify the licensed agents. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed agent being identical and (ii) all licensed agents are targeting the same gene. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations, at inception, is as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$5,845
First licensed agent material right	6,667
Second licensed agent material right	6,667
Third licensed agent material right	6,666
Total	$25,845

The amount allocated to the Initial Research Services obligation will be recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed agent material rights was recorded as deferred revenue and will commence recognition upon exercise of each option or, if an option is never exercised, it will be recognized in full upon expiry of the Research Term.

As of June 30, 2023, the reimbursement related to the Initial Research Services is $5.4 million, based on the services rendered upon completion of the Initial Research Services. Upon completion of the Initial Research Services, the parties estimated additional services to be rendered through December 31, 2024. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $16.9 million which will be recognized on a proportional performance basis over the period of service using an input-based measurement.

During the three and six months ended June 30, 2023, the Company recognized $2.1 million and $3.5 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the period. As of June 30, 2023, the Company has recorded $20.0 million as non-current deferred revenue related to the unexercised material rights.

Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2023.

10. Common stock

In July 2022, in connection with the execution of the Vertex Agreement, the Company and Vertex also entered into the Vertex Stock Purchase Agreement, pursuant to which the Company sold 1,519,756 shares of common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

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

In July 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended June 30, 2023, the Company did not make sales under the Sales Agreement. During the six months ended June 30, 2023, the Company sold 103,184 shares of common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by the Company. As of June 30, 2023, the Company sold 1,383,352 shares of common stock under the Sales Agreement for aggregate net proceeds of $44.9 million, after deducting commissions and offering expenses payable by the Company.

11. Stock-based compensation

The 2018 Equity Incentive Plan (the "2018 Plan"), adopted by the board of directors in August 2018, provided for the grant of qualified incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to the Company’s employees, officers, directors, advisors, and outside consultants for the issuance or purchase of shares of the Company’s common stock. The maximum number of shares of common stock that were authorized for issuance under the 2018 Plan was 6,885,653.

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan (the "2021 Plan"), which became effective on June 16, 2021. The 2021 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. The shares reserved for issuance pursuant to the 2021 Plan are subject to an annual increase through January 1, 2031.

On January 1, 2023, 3,086,541 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of June 30, 2023, the Company had reserved 10,144,170 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,481,809 shares remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$4,848	$2,955	$9,337	$5,421
General and administrative	4,165	2,694	7,700	4,432
Total stock-based compensation expense	$9,013	$5,649	$17,037	$9,853

Stock options

The following table provides a summary of stock option activity during the six months ended June 30, 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2022	7,612,826	$16.10
Granted	2,624,742	21.18
Exercised	(127,608)	5.20
Forfeited	(297,111)	23.94
Outstanding at June 30, 2023	9,812,849	$17.36	8.2	$58,881
Exercisable at June 30, 2023	3,794,250	$11.31	7.3	$40,217
Expected to vest after June 30, 2023(1)	6,018,599	$21.18	8.8	$18,664

(1)
This represents the number of unvested options outstanding as of June 30, 2023 that are expected to vest in the future.

(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of June 30, 2023.

As of June 30, 2023, there was $84.7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Restricted stock units

During the six months ended June 30, 2023, the Company granted 370,500 restricted stock units under the 2021 Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of June 30, 2023 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2022	677,825	$23.10
Restricted stock units granted	370,500	$19.43
Restricted stock units vested	(50,537)	$29.78
Restricted stock units forfeited	(67,592)	$19.59
Unvested restricted stock units as of June 30, 2023	930,196	$21.53

As of June 30, 2023, there was $17.3 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.3 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2023, 617,308 shares of common stock were added to the amount reserved for sale under the ESPP. As of June 30, 2023, 1,349,500 shares remained available for issuance under the ESPP. The most recent offering period ended on May 31, 2023, for which the Company issued 52,134 shares of its common stock. The current offering period commenced on June 1, 2023 and will end on November 30, 2023.

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

	As of June 30,
	2023	2022
Unvested restricted stock units	930,196	552,375
Outstanding options to purchase common stock	9,812,849	7,885,217
Total	10,743,045	8,437,592

13. Income taxes

The Company’s effective income tax rate was de minimis for the three and six months ended June 30, 2023 and 0.0% for the three and six months ended June 30, 2022, respectively. The income tax provision was $0.2 million for both the three and six months ended June 30, 2023. There was no income tax provision recorded for the three and six months ended June 30, 2022. The increase in the provision for income taxes primarily relates to an increase in state income taxes based on gross interest income.

The effective income tax rate for the three and six months ended June 30, 2023 and 2022 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

14. Related party transactions

An executive officer of Beam was a board member of the Company until August 2022.

In December 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts, which sublease terminated in December 2022. Total rent payments under this sublease were $0.5 million and $1.0 million for the three and six months ended June 30, 2022, respectively.

An executive of Broad was a board member of the Company until May 2021. In March 2019, the Company entered into the Harvard/Broad License Agreement for certain base editing technologies pursuant to which the Company received exclusive, worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed products and nonexclusive, worldwide, sublicensable, royalty-bearing licenses under certain patent rights to research and develop licensed products. Additional consideration under the Harvard/Broad License Agreement included antidilution rights and includes success payments. See Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.

15. Subsequent events

Research and Collaboration Agreement

On June 14, 2023, the Company entered into the Lilly Agreement for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program. Additionally, on June 14, 2023, the Company entered into the Lilly Stock Purchase Agreement with Lilly, pursuant to which the Company agreed to sell and issue shares of its common stock to Lilly. On July 26, 2023, following HSR Clearance, the Lilly Agreement became effective.

Pursuant to the Lilly Agreement, the Company will be responsible for all research activities and Phase 1 clinical development of the initial target of interest—LPA. The Company’s research and development activities will be focused on (i) identifying and engineering specific gene editing systems and in vivo delivery technologies directed to the relevant target; (ii) evaluating and optimizing development candidates to achieve criteria specified in the Lilly Agreement; and (iii) Phase 1 clinical development. Lilly will reimburse the Company’s research expenses and Phase 1 clinical development expenses consistent with an agreed-upon budget. The research term for the initial target is five years and may be extended by Lilly for up to one additional year. Following completion of Phase 1 clinical trials with respect to any licensed product candidate under the Lilly Agreement, Lilly will be solely responsible for subsequent development, manufacturing and commercialization of each such product candidate resulting from the Company’s research efforts.

The Company received an upfront payment from Lilly of $30.0 million in August 2023. The Company is also eligible to receive up to an aggregate of $465.0 million in research, development and commercial milestone payments and tiered and incremental high single and low-double digit royalties on global net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the latest to occur of (i) the expiration of the last-to-expire valid claim under the patent rights covering such product in such country, (ii) expiration of the period of regulatory and market exclusivity associated with such product in such country or (iii) 10 years after the first commercial sale of such product in such country.

Following completion of Phase 1 clinical development, the Company has the right to opt-in to a cost and margin share arrangement pursuant to which Lilly and the Company would share the costs and net margins for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, the Company will be obligated to pay an opt-in fee in addition to funding 40% of the development and commercialization costs, and it will have the right to receive, in lieu of the milestones and royalties described above, 40% of the gross margin less eligible expenses from any sales of any product candidates advanced under the collaboration, with Lilly retaining 60% of the cost and margin share. Notwithstanding this opt-in right, Lilly will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

Beyond the initial target of interest, upon the achievement of certain criteria and payment of additional upfront consideration, Lilly has the right to elect one additional, pre-determined target to the collaboration. The research, clinical development and commercialization of such additional target would be subject to the same terms under the Lilly Agreement as the initial target, including the Company’s right to receive up to an additional $465.0 million in research, development and commercial milestone payments, the Company’s right to receive tiered and incremental high single and low-double digit royalties on global net sales and the Company’s right to opt-in to a cost and margin share arrangement.

The Lilly Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. The Company and Lilly each have the right to terminate the agreement for material breach by the other party following notice, and if applicable, a cure period. Lilly may also terminate the Lilly Agreement in its entirety for convenience upon 180 days’ notice or in part, on a research plan, licensed target or product basis, for convenience upon 90 days’ notice. The Company may terminate the Lilly Agreement, in part with respect to its licensed patents, if Lilly directly or indirectly challenges the enforceability, validity or scope of such patent rights, or on a licensed product-by-licensed product basis, if such licensed product ceases to be developed for a period of time.

Lilly Stock Purchase Agreement

On June 14, 2023, in connection with the execution of the Lilly Agreement, the Company and Lilly also entered into the Lilly Stock Purchase Agreement for the sale and issuance of 1,552,795 shares of the Company's common stock to Lilly at a price of $19.32 per share, which was equal to a 15% premium to the volume-weighted average share price of common stock over the 30 trading days prior to June 14, 2023, for an aggregate purchase price of $30.0 million. The Private Placement closed on July 31, 2023.

The Lilly Stock Purchase Agreement contains customary representations, warranties and covenants of each party. The Lilly Stock Purchase Agreement also includes lock-up restrictions with respect to the shares of common stock issued to Lilly. Pursuant to the terms of the Lilly Stock Purchase Agreement, Lilly has agreed not to, and to cause its affiliates not to, sell or transfer any of the shares for a period of time following the date of issuance of the shares, subject to specified conditions and exceptions.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 2, 2023. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, our follow-on public offering, and our at-the-market, or ATM, equity offering program, and through our strategic collaboration with Vertex Pharmaceuticals Incorporated, or Vertex, and most recently, Eli Lilly and Company, or Lilly.

Through June 30, 2023, we had raised an aggregate of $863.7 million in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

In June 2023, we entered into a Research and Collaboration Agreement, or the Lilly Agreement, with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing our discovery-stage in vivo gene editing Lp(a) program. The Lilly Agreement became effective in July 2023 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Clearance. Pursuant to the Lilly Agreement, we received the upfront payment of $30.0 million in August 2023. We are eligible to receive up to an aggregate of $465.0 million in research, development and commercial milestone payments and tiered and incremental high single and low-double digit royalties on global net sales, subject to specified reductions.

In June 2023, in connection with the execution of the Lilly Agreement, we also entered into a stock purchase agreement with Lilly, for the sale and issuance of 1,552,795 shares of our common stock to Lilly at a price of $19.32 per share, which was equal to a 15% premium to the volume-weighted average share price of our common stock over the 30 trading days prior to June 14, 2023, for an aggregate purchase price of $30.0 million, or the Private Placement. The Private Placement closed on July 31, 2023.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three and six months ended June 30, 2023 were $54.0 million and $106.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $450.2 million.

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $462.5 million. We believe that our existing cash, cash equivalents and marketable securities, including the $30.0 million received from Lilly in the Private Placement and the $30.0 million upfront payment received from Lilly pursuant to the Lilly Agreement in August 2023, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

Ongoing heart-1 clinical trial

Our heart-1 clinical trial, a global Phase 1b open-label clinical trial, is designed to enroll approximately 40 adult patients with HeFH who have established ASCVD and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and reductions in blood PCSK9 protein and LDL-C. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country.

We have received clearance of our clinical trial applications, or CTAs, for VERVE-101 in New Zealand and the United Kingdom, and in July 2022, we announced that the first patient had been dosed with VERVE-101 in our heart-1 clinical trial. Enrollment efforts are ongoing in New Zealand and the United Kingdom. We expect to report the initial safety, pharmacodynamic, PCSK9, and LDL-C data for the four cohorts in the dose-escalation portion of the heart-1 clinical trial in the fourth quarter of 2023.

Our investigational new drug, or IND, application to the U.S. Food and Drug Administration, or FDA, to conduct a clinical trial in the United States evaluating VERVE-101 in patients with HeFH is currently on hold. We are continuing to work with the FDA to resolve the hold on the IND for VERVE-101. Based on the progress of the heart-1 clinical trial, we expect enrollment to be completed outside the United States.

VERVE-102

VERVE-102, our second product candidate targeting PCSK9 delivered using our GalNAc-LNP delivery technology, is also designed to permanently turn off the PCSK9 gene in the liver and is also being developed initially for the treatment of HeFH. VERVE-101 and VERVE-102 share an identical guide RNA targeting PCSK9 as well as similar mRNA expressing an adenine base editor and differ principally in the LNP delivery system. We believe that delivering our PCSK9-targeting edits via our GalNAc-LNP, which binds to the asialoglycoprotein receptor, or ASGPR, in addition to LDLR, may provide another opportunity to address this target. Preclinical development to support a regulatory submission for VERVE-102 began in early 2022, and we expect to initiate a Phase 1b clinical trial with VERVE-102 for patients with HeFH in the first half of 2024, subject to regulatory approval.

VERVE-201

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, the estimated prevalence of which is roughly one in 250,000 which translates to approximately 1,300 patients in the United States, as well as for refractory hypercholesterolemia defined as people with ASCVD who are not at LDL-C goal on oral therapy and a PCSK9 inhibitor. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure in the general population. For VERVE-201, we are utilizing our internally developed GalNAc-LNP technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to ASGPR in the liver, thereby enabling uptake into the liver in HoFH patients. We are conducting preclinical studies and expect to initiate a Phase 1b clinical trial with VERVE-201 in the second half of 2024, subject to regulatory approval.

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see Note 8, "License agreements", Note 9, "Collaboration and license agreements" and Note 15, "Subsequent events" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of our results of operations

Revenue

During the three and six months ended June 30, 2023, we recognized $2.1 million and $3.5 million, respectively, in collaboration revenue under the Vertex Agreement. We expect revenue related to this collaboration to increase as efforts under the collaboration continue, and we expect to record additional revenues related to the collaboration with Lilly in the future. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement and Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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
•
expenses incurred in connection with the discovery efforts and preclinical and clinical development of our research programs, including under agreements with third parties, such as consultants, contractors and contract research organizations, or CROs;
•
the cost of developing and validating our manufacturing process for use in our preclinical studies and ongoing, planned and future clinical trials, including the cost of raw materials used in our research and development activities;
•
the cost of laboratory supplies and research materials;
•
costs incurred related to the research pursuant to the Vertex Agreement and the Lilly Agreement; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Income tax

The provision for income taxes was $0.2 million for both the three and six months ended June 30, 2023. There was no provision for income taxes for the three and six months ended June 30, 2022. The increase in the provision for income taxes primarily relates to an increase in state income taxes based on gross interest income.

Results of operations

Comparison of three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$2,093	$-	$2,093
Operating expenses:
Research and development	47,260	33,125	14,135
General and administrative	13,416	9,067	4,349
Total operating expenses	60,676	42,192	18,484
Loss from operations	(58,583)	(42,192)	(16,391)
Other income:
Change in fair value of success payment liability	(662)	938	(1,600)
Interest and other income, net	5,438	308	5,130
Total other income	4,776	1,246	3,530
Loss before provision for income taxes	(53,807)	(40,946)	(12,861)
Provision for income taxes	(176)	-	(176)
Net loss	$(53,983)	$(40,946)	$(13,037)

Collaboration revenue

Collaboration revenue was $2.1 million for the three months ended June 30, 2023, all of which related to research services performed under the Vertex Agreement. We did not record any revenue for the three months ended June 30, 2022.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
(in thousands)	2023	2022	Change
Employee-related expenses	$17,210	$10,917	$6,293
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	5,723	7,462	(1,739)
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	12,193	5,552	6,641
License and milestone payments	2	3,047	(3,045)
Lab supplies	4,768	2,369	2,399
Facility-related costs (including depreciation)	4,565	1,602	2,963
Clinical trial costs	757	1,305	(548)
Other research and development costs	2,042	871	1,171
Total research and development expenses	$47,260	$33,125	$14,135

Research and development expenses were $47.3 million for the three months ended June 30, 2023, compared to $33.1 million for the three months ended June 30, 2022. The increase of approximately $14.1 million was primarily due to the following:

•
an increase of $6.3 million in employee-related expenses, including an increase of $1.9 million in stock-based compensation, driven by an increase in headcount of employees involved in research and development activities;

•
an increase of $6.6 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party contract manufacturing organizations, or CMOs, for use in our preclinical studies and our heart-1 clinical trial;
•
an increase of $2.4 million in lab supplies due to increased activities related to our pipeline and research efforts;
•
an increase of approximately $2.9 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue; and
•
an increase of approximately $1.1 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs.

These increases were partially offset by the following:

•
a decrease of $3.0 million in research and development expense attributed to license and milestone payments;
•
a decrease of $1.7 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs; and
•
a decrease of $0.5 million in clinical trial costs associated with our heart-1 clinical trial.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $13.4 million for the three months ended June 30, 2023, compared to $9.1 million for the three months ended June 30, 2022. The increase of $4.3 million was primarily attributable to the following:

•
an increase of $3.0 million in personnel, including an increase of $1.5 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $0.6 million in professional service fees, primarily due to increased legal, audit, tax and consulting services; and
•
an increase of $0.7 million in facility and other expenses.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income

Change in fair value of success payment liability

During the three months ended June 30, 2023, the change in fair value of the success payment liability was primarily due to the increase in the fair value of our common stock, which resulted in a fair value adjustment of $0.7 million recorded as other expense. During the three months ended June 30, 2022, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.9 million recorded as other income.

Interest and other income, net

The increase of $5.1 million in interest and other income, net for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily attributable to higher interest rates.

Comparison of six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$3,497	$-	$3,497
Operating expenses:
Research and development	94,370	57,614	36,756
General and administrative	25,969	16,503	9,466
Total operating expenses	120,339	74,117	46,222
Loss from operations	(116,842)	(74,117)	(42,725)
Other income:
Change in fair value of success payment liability	76	2,615	(2,539)
Interest and other income, net	10,984	390	10,594
Total other income	11,060	3,005	8,055
Loss before provision for income taxes	(105,782)	(71,112)	(34,670)
Provision for income taxes	(176)	-	(176)
Net loss	$(105,958)	$(71,112)	$(34,846)

Collaboration Revenue

Collaboration revenue was $3.5 million for the six months ended June 30, 2023, all of which related to the Vertex Agreement. We did not record any revenue for the six months ended June 30, 2022.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
(in thousands)	2023	2022	Change
Employee-related expenses	$33,453	$19,849	$13,604
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	13,440	13,702	(262)
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	22,746	9,657	13,089
License and milestone payments	(161)	3,400	(3,561)
Lab supplies	9,647	3,775	5,872
Facility-related costs (including depreciation)	9,019	3,031	5,988
Clinical trial costs	2,432	1,317	1,115
Other research and development costs	3,794	2,883	911
Total research and development expenses	$94,370	$57,614	$36,756

Research and development expenses were $94.4 million for the six months ended June 30, 2023, compared to $57.6 million for the six months ended June 30, 2022. The increase of $36.8 million was primarily due to the following:

•
an increase of $13.6 million in employee-related expenses, including an increase of $3.9 million in stock-based compensation, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $13.1 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and our heart-1 clinical trial;
•
an increase of $5.9 million in lab supplies due to increased activities related to our pipeline and research efforts and increase in research based employees;
•
an increase of $6.0 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue;
•
an increase of $1.1 million in clinical trial costs associated with our heart-1 clinical trial; and
•
an increase of approximately $1.0 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs.

These increases were partially offset by the following:

•
a decrease of $3.6 million in research and development expense attributed to license and milestone payments; and
•
a decrease of $0.3 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs.

General and administrative expenses

General and administrative expenses were $26.0 million for the six months ended June 30, 2023, compared to $16.5 million for the six months ended June 30, 2022. The increase of $9.5 million was primarily attributable to the following:

•
an increase of $6.7 million in personnel, including an increase of $3.3 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $1.2 million in professional service fees, primarily due to increased legal, audit, tax and consulting services; and
•
an increase of $1.6 million in facility and other expenses.

Other income (expense)

Change in fair value of success payment liability

During the six months ended June 30, 2023 and 2022, the change in fair value of the success payments liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.1 million and $2.6 million, respectively, to other income.

Interest and other income, net

The increase of $10.6 million in interest and other income, net for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to higher marketable securities balances and increased interest rates.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaboration and related private placements. Through June 30, 2023, we had raised an aggregate of $863.7 million in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offering, and our ATM equity offering program.

As of June 30, 2023, we had $462.5 million in cash, cash equivalents and marketable securities. In July 2023, we sold and issued 1,552,795 shares of our common stock to Lilly in connection with the Private Placement at a price of $19.32 per share for an aggregate purchase price of $30.0 million. Additionally, we received $30.0 million from Lilly in August 2023 pursuant to the Lilly Agreement.

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

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the three months ended June 30, 2023, we did not make any sales under the Sales Agreement. During the six months ended June 30, 2023, we sold 103,184 shares of our common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by us. As of June 30, 2023, we have sold 1,383,352 shares of common stock under the Sales

Agreement for aggregate net proceeds of $44.9 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(97,058)	$(60,265)
Net cash provided by investing activities	48,417	67,874
Net cash provided by financing activities	3,271	950
Increase (decrease) in cash, cash equivalents and restricted cash	$(45,370)	$8,559

Operating activities

For the six months ended June 30, 2023, net cash used in operating activities was $97.1 million, consisting primarily of our net loss of $106.0 million, in addition to $7.6 million associated with the non-cash accretion of discounts on our marketable securities, $0.1 million associated with the fair value change in success payment liability, and net changes in our operating assets and liabilities of approximately $6.2 million. These amounts were partially offset by non-cash expenses including stock-based compensation of $17.0 million, depreciation expense of $2.5 million, and non-cash lease expense of $3.3 million.

For the six months ended June 30, 2022, net cash used in operating activities was $60.3 million, consisting primarily of our net loss of $71.1 million in addition to the non-cash change in the fair value of the success payment liability of $2.6 million. These amounts were partially offset by net changes in our operating assets and liabilities of approximately $0.1 million and by non-cash expenses including stock-based compensation of $9.9 million, depreciation expense of $1.2 million, non-cash lease expense of $1.0 million and amortization of investment premiums on our marketable securities of $1.2 million.

Investing activities

For the six months ended June 30, 2023, net cash provided by investing activities was $48.4 million and consisted of maturities of marketable securities of $301.3 million, partially offset by purchases of marketable securities of approximately $246.9 million and purchases of property and equipment of $6.0 million, primarily related to lab equipment.

For the six months ended June 30, 2022, net cash provided by investing activities was $67.9 million and consisted of maturities of marketable securities of approximately $147.7 million, partially offset by purchases of marketable securities of $74.2 million and purchases of property and equipment of $5.6 million, primarily related to lab equipment.

Financing activities

For the six months ended June 30, 2023, net cash provided by financing activities was $3.3 million, consisting primarily of net proceeds from the sale of our common stock of $1.9 million, proceeds from exercises of stock options of $0.7 million and issuance of shares through our employee stock purchase plan of $0.7 million.

For the six months ended June 30, 2022, net cash provided by financing activities was $1.0 million, consisting of proceeds from exercises of stock options of approximately $0.7 million and the issuance of shares through our employee stock purchase plan of $0.3 million.

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
•
perform research services under the Vertex Agreement and under the Lilly Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;
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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $462.5 million. We believe that our existing cash, cash equivalents and marketable securities, including the $30.0 million received from Lilly in the Private Placement and the $30.0 million upfront payment received from Lilly in August 2023 pursuant to the Lilly Agreement, will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three and six months ended June 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2023 for more information on our potential payment obligations under our license agreements.

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

Based on the market value of our common stock held by non-affiliates as of June 30, 2023, we will cease to qualify as an emerging growth company, effective as of December 31, 2023, and as of such date, we will no longer be allowed to take advantage of the reduced reporting requirements that are applicable to emerging growth companies. In addition, based on the market value of our common stock held by non-affiliates as of June 30, 2023, we will no longer be able to take advantage of the various reporting and other exemptions available to smaller reporting companies beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2024. Until such time, however, we are permitted and will continue to rely on various exemptions from certain disclosure requirements as an EGC and smaller reporting company.

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

During the three and six months ended June 30, 2023, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2023, we had cash and cash equivalents of $70.0 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of June 30, 2023, we also had marketable securities of $392.4 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $106.0 million for the six months ended June 30, 2023 and $157.4 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $450.2 million. We have no approved products and have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022.

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
•
perform research services under the Vertex Agreement and under the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023 and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;

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

We initiated clinical development of our first product candidate in 2022 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $462.5 million. We believe that our existing cash, cash equivalents and marketable securities, including the $30.0 million upfront payment received from Lilly pursuant to the Lilly Agreement and the $30.0 million received from Lilly’s equity investment, will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, and conducting preclinical studies and an early-stage clinical trial. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in July 2022. Our other research programs, including for our product candidates VERVE-102 and VERVE-201, are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trial will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

The FDA or other regulatory agencies may require us to complete additional preclinical studies or require us to satisfy other requests prior to commencing clinical trials in the respective countries, which may delay our clinical trials beyond our planned timeline. For example, the FDA has placed our IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold and has requested various information required to resolve the hold, including preclinical and clinical data. Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could determine that we have not satisfied their requirements to commence any clinical trial, including with respect to VERVE-101, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in New Zealand and in countries in Europe.

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

We also are seeking to develop novel gene editing development candidates as part of our collaborations with Vertex and Lilly, including seeking to identify and engineer specific gene editing systems and delivery systems directed to targets of interest. We may seek to develop novel gene editing technology for future programs. We have not previously developed novel gene editing technology on our own and have in-licensed gene editing technology from third parties. We cannot be certain that we will be able to successfully develop novel gene editing systems for the targets under our agreements with Vertex and Lilly or for any other targets.

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

The gene editing field is relatively new and is evolving rapidly. We have focused our research and development efforts for our lead product candidates on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing, which could materially harm our business.

To date, we have focused our efforts for our lead product candidates on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases and transcription activator-like effector nucleases, but to date none have obtained marketing approval for a product candidate. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at the Massachusetts Institute of Technology, or MIT, and Broad, and, separately, Samuel Sternberg’s group at Columbia University announced the discovery of the use of transposons, or “jumping genes.” Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. Beam uses prime editing technology, which utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. Guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit.

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which has reported clinical data from a Phase 1b trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy, and for the treatment of transthyretin (ATTR) amyloidosis with cardiomyopathy. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business and operations could be adversely affected by public health epidemics or pandemics, including the recent COVID-19 pandemic, impacting the markets and industries in which we and our collaborators operate. We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, had experienced a reduction in the capacity to undertake research-scale production and to execute some preclinical studies, and we have faced and may in the future face disruptions that affect our ability to initiate and complete preclinical studies and clinical trials, and disruptions in procuring items that are essential for our research and development activities, including:

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

We and our CROs and CMOs may in the future face manufacturing disruptions, and disruptions related to the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites.

Moreover, the Biden Administration ended the public health emergency declarations related to COVID-19 on May 11, 2023. The FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023 and is allowing 22 such policies to continue for 180 days. The FDA had noted that it plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration was not tied to the end of the public health emergency.

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

The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. The time required to obtain approval from the FDA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have only initiated a clinical trial for VERVE-101 in New Zealand and the United Kingdom and have not yet completed any clinical trials. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of our product candidates we may develop are successful, these product candidates we may develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Furthermore, even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

For example, in November 2022, the FDA placed our IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold. We received a clinical hold letter from the FDA in December 2022 that outlined the information required to resolve the clinical hold, including additional preclinical data relating to: (i) potency differences between human and non-human cells, (ii) risks of germline editing, and (iii) off-target analyses in non-hepatocyte cell types. The FDA also requested available clinical data from the ongoing heart-1 clinical trial. In addition, the FDA has requested that we modify the trial protocol in the United States to incorporate additional contraceptive measures and to increase the length of the staggering interval between dosing of participants.

Prior to initiating the trial in the United States, we will be required to resolve the hold on the IND. We cannot be certain that the hold will be lifted on a timely basis, or at all, and we may not be able to initiate our clinical trial of VERVE-101 in the United States. Any delay in our ability, or our inability, to initiate our clinical trial of VERVE-101 in the United States because of the hold may delay our clinical development plans for VERVE-101, may require us to incur additional preclinical or clinical development costs and could impair our ability to ultimately obtain FDA approval for VERVE-101. Delays in the completion of any clinical trial of VERVE-101 could increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue.

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

In response to the COVID-19 pandemic, the FDA issued guidance on March 18, 2020, and subsequently updated it on July 2, 2020, January 27, 2021, and August 30, 2021, to address the conduct of clinical trials during the pandemic. The guidance sets out a number of considerations for sponsors of clinical trials impacted by the pandemic, including the requirement to include in the clinical study report (or as a separate document) contingency measures implemented to manage the study, and any disruption of the study as a result of COVID-19; a list of all study participants affected by COVID-19-related study disruptions by a unique subject identifier and by investigational site, and a description of how the individual’s participation was altered; and analyses and corresponding discussions that address the impact of implemented contingency measures (e.g., participant discontinuation from investigational product and/or study, alternative procedures used to collect critical safety and/or efficacy data) on the safety and efficacy results reported for the study. In its most recent update to this guidance, the FDA addresses questions received during the past year from clinical practitioners who are adapting their operations in a pandemic environment. These questions focused on, among other things, when to suspend, continue or initiate a trial and how to submit changes to protocols for INDs and handle remote site monitoring visits. There is no assurance that this guidance governing clinical studies during the pandemic will remain in effect or, even if it does, that it will help address the risks and challenges enumerated above. The Biden Administration ended the public health emergency declarations related to COVID-19 on May 11, 2023. In March 2023, the FDA issued a Federal Register notice describing how the termination of the public health emergency would impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates and that certain guidance would continue to be in effect past May 11, 2023. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business going forward and it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

We have only initiated and begun conducting a clinical trial in 2022. As a result, our belief in the potential capabilities of our programs is based on research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We have conducted several preclinical studies of our product candidates in non-human primates, but we cannot be certain that the results observed in such studies will translate into similar results in clinical trials of our product candidates in humans. Our ongoing or future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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

In order to obtain FDA approval to market a new biological product, we must demonstrate product purity (or product quality) as well as proof of safety and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, in November 2022, the FDA placed the IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold.

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

If any of the product candidates we may develop, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such adverse events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

We initiated our heart-1 clinical trial for VERVE-101 in July 2022 and have not yet completed a clinical trial. Moreover, there have been only a limited number of clinical trials involving the use of gene editing technologies and there are no completed clinical trials involving base editing technology similar to the gene editing technology we are using in

VERVE-101. Furthermore, there has not been any gene editing product candidate that has received regulatory approval for use in humans. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that gene editing technologies will not cause undesirable side effects, as improper editing of a patient’s DNA could lead to lymphoma, leukemia or other cancers or other aberrantly functioning cells.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the Beam Agreement to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology that we are using in VERVE-101; in October 2021, we entered into the Novartis Agreement to license from Novartis certain lipid technology that we are using in VERVE-201; in July 2022, we entered into the Vertex Agreement for a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease; and in June 2023, we entered into the Lilly Agreement for a five-year worldwide research collaboration initially focused on advancing our discovery-stage in-vivo gene editing lipoprotein(a) program. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the Beam Agreement, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, upon execution of the Beam Agreement, we issued 276,075 shares of our common stock to Beam; in connection with the execution of the Vertex Agreement, we completed a private placement with Vertex pursuant to which we issued 1,519,756 shares of our common stock to Vertex; and in connection with the effectiveness of the Lilly Agreement, we completed a private placement with Lilly pursuant to which we issued 1,552,795 shares of our common stock to Lilly. In addition, under the Cas9 License Agreement, we issued 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also had anti-dilution rights, pursuant to which we issued Broad and Harvard an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings. We also issued 878,098 additional shares of common stock to Broad and Harvard upon the closing of our IPO pursuant to the Cas9 License Agreement. We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a high nine-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. In September 2021, we notified Harvard and Broad that our average market capitalization exceeded three specified thresholds as of a relevant measurement date and aggregate success payments of approximately $6.3 million became payable under the Cas9 License Agreement, which we settled in cash in November 2021.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The field of gene editing especially has been the subject of extensive patenting activity and litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of foreign countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Further, as of June 2023, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court, or the UPC. This is a significant change in European patent practice. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation.

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

On June 24, 2019, the PTAB declared a second interference (U.S. Interference No. 106,115) between 14 U.S. patent applications that are co-owned by CVC, and 13 U.S. patents and one U.S. patent application (that are co-owned by the Boston Licensing Parties). In the declared interference, CVC has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party. On February 28, 2022, the PTAB held that the Boston Licensing Parties had priority over CVC with respect to Count 1 of the interference: a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. As a result, CVC’s patent applications involved in this interference were deemed unpatentable. In September 2022, the CVC appealed the PTAB's decision at the CAFC and the appeal is ongoing.

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

There can be no assurance that the current appeal or these pending U.S. interference proceedings will be resolved in favor of the Boston Licensing Parties. If the appeal in the second interference favors CVC, or 106,126, or 106,133 interference resolves in favor of Toolgen, Inc. or Sigma-Aldrich Co., LLC, respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Various third parties practice in competitive technology areas and may have issued patents or patent applications that will issue as patents in the future, which could impede or preclude our ability to commercialize our product candidates. For any third-party patents that could be relevant to our product candidates, we rely in part on the “safe harbor” or research exemption under 35 U.S.C. § 271(e)(1), which exempts from patent infringement activities related to pursuing FDA approval for a drug product. However, while U.S. patent law provides such a “safe harbor” to our clinical product candidates under this provision, that exemption may expire when a BLA is submitted. Given the uncertainty of clinical trials, we cannot be certain of the timing of their completion and it is possible that we may submit a BLA for one of our product candidates at a time when one or more relevant third-party patents is in force.

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

If we are found to infringe, misappropriate or otherwise violate a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Past U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. More recently, in Amgen Inc. v. Sanofi, the U.S. Supreme Court affirmed the Federal Circuit’s holding that claims with functional language may pose high hurdles in fulfilling the enablement requirement for claims with broad functional language. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including unpatentable subject matter, lack of novelty, obviousness, inadequate written description or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art of which the patent examiner and we or our licensing partners were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, CMOs, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable.

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

There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen, Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis AG, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of three orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These include MK-0616 from Merck & Co., Inc, for which Merck recently released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and announced plans to initiate a Phase 3 pivotal study in the second half of 2023; an oral small molecule from Serometrix LLC in-licensed by Esperion Therapeutics, which disclosed plans in 2022 to submit an IND in late 2024 or early 2025; and AZD0780, acquired by AstraZeneca from Dogma Therapeutics, which is being evaluated in an ongoing Phase 1 clinical trial.

We are aware of two other gene editing programs targeting the PCSK9 gene in preclinical development. Precision Biosciences, Inc., or Precision, has published preclinical data showing long-term stable reduction of PCSK9 and LDL-C levels in non-human primates following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision’s PCSK9 directed nuclease product candidate into Phase 1 clinical trials for the treatment of FH in 2022. In January 2023, Precision announced that it had decided to cease pursuit of this program with iECURE as a partner, with plans to provide additional guidance on whether and when this medicine will advance into clinical testing in the future. Additionally, in 2022, CRISPR Therapeutics, or CRISPR, announced CTX330, its research stage in vivo gene editing program targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia.

We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including ARO-ANG3, a siRNA targeting ANGPTL3 being evaluated by Arrowhead Pharmaceuticals in Phase 2 clinical trials of patients with HoFH and patients with mixed dyslipidemia. In 2022, Arrowhead announced plans to initiate pivotal Phase 3 studies of ARO-ANG3 in patients with HoFH and patients with HeFH in the second half of 2023. In addition, Lilly is evaluating a siRNA targeting ANGPTL3 protein in a Phase 2 study in adults with mixed dyslipidemia, and in 2022, CRISPR announced CTX310, its gene editing program targeting ANGPTL3, which is in IND-enabling studies with plans for initial patient dosing in 2023.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium to competitive biosimilar generic products.

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

We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including public health epidemics or pandemics, including the COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing war between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

As a result of the United Kingdom's withdrawal from the European Union, or Brexit, the MHRA is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the United Kingdom the body of European Union law governing medicinal products that pre-existed before the United Kingdom’s withdrawal from the European Union.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in 2030 and 2031.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

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

Pharmaceutical companies and other parties have recently filed lawsuits in various courts with constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agent—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the UK’s Data Protection Act and the GDPR, respectively. The United Kingdom and the United States are also in discussions to develop a US-UK “data bridge”, which would function similarly to the EU-US Data Privacy Framework and provide an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business.

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

Despite the implementation of security measures, our internal information technology systems and those of any collaborators, vendors, contractors or consultants are vulnerable to damage or interruption from computer viruses, computer hackers, malicious code, employee error, theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, wars or other armed conflict, telecommunication and electrical failures or other compromise. There could be an increase in cybersecurity attacks generally as a result of the ongoing war between Russia and Ukraine and the resulting sanctions imposed by the United States and European governments, together with any additional future sanctions or other actions by them.

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence, and machine learning to launch more automated, targeted and coordinated attacks on targets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future breaches.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21.1% of our common stock as of August 3, 2023. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We will no longer qualify as an “emerging growth company” or a "smaller reporting company" as of December 31, 2023 and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

We are currently an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

We are also currently a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Similar to EGCs, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

Based on the market value of our common stock held by non-affiliates as of June 30, 2023,will cease to qualify as an EGC as of December 31, 2023, and as such, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to EGCs effective as of December 31, 2023. In addition, based on the market value of our common stock held by non-affiliates as of June 30, 2023, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to smaller reporting companies beginning with our quarterly report on Form 10-Q for the quarter ending March 31, 2024. We expect that the loss of our EGC and smaller reporting company status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we have incurred and particularly after we are no longer allowed to avail ourselves of the reduced disclosure requirements of an EGC or a smaller reporting company, we will continue to incur significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Once we are no longer able to take advantage of the exemptions from various reporting requirements that are applicable to EGCs and smaller reporting companies, we will be required to comply with auditor attestation requirements, increased disclosure obligations and other reporting requirements which will likely increase our costs in the upcoming fiscal year. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our annual report required to be filed with the SEC for the fiscal year ending December 31, 2023. At such time as we are required to obtain auditor attestation, if we then have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of June 30, 2023, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

3.2	Second Amended and Restated Bylaws of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023).

10.1†	Research and Collaboration Agreement, dated June 14, 2023, by and between the Registrant and Eli Lilly and Company.

10.2†	Stock Purchase Agreement, dated June 14, 2023, by and between the Registrant and Eli Lilly and Company.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: August 10, 2023	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer

Date: August 10, 2023	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer