Form 10-Q
period 2023-09-30
Verve Therapeutics, Inc.
filed 2023-11-07
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023 the registrant had 63,752,748 shares of common stock, par value $0.001 per share, outstanding.

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
•
the timing and conduct of our heart-1 clinical trial, an ongoing Phase 1b clinical trial of VERVE-101, including statements regarding the activation of clinical trial sites in the United States, the timing of enrollment and completion of the clinical trials and the period during which the data from clinical trials will become available;
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
•
our ability to establish and maintain collaborations, including our collaborations with Vertex Pharmaceuticals Incorporated and Eli Lilly and Company; and
•
the potential impact of public health epidemics or pandemics, including the COVID-19 pandemic, and of global economic developments, including rising inflation and interest rates, on our business, operations, strategy and goals.

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
•
The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials and interim, preliminary or top-line data from our clinical trials may materially change as participant enrollment continues, more participant data become available and audit and verification procedures are conducted. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$78,370	$115,412
Marketable securities	406,856	439,396
Collaboration receivable	3,145	1,012
Prepaid expenses and other current assets	9,890	7,339
Total current assets	498,261	563,159
Property and equipment, net	20,803	18,778
Restricted cash	4,774	4,824
Operating lease right-of-use assets	87,041	91,877
Other long term assets	1,528	585
Total assets	$612,407	$679,223
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,054	$2,424
Accrued expenses	23,403	20,767
Lease liability, current portion	10,118	11,904
Total current liabilities	34,575	35,095
Long term lease liability	66,689	70,014
Success payment liability	2,007	2,885
Deferred revenue, non-current	48,554	20,014
Other long term liabilities	213	283
Total liabilities	152,038	128,291
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 63,737,089 and 61,730,816 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	64	62
Additional paid-in capital	956,855	895,801
Accumulated other comprehensive loss	(597)	(694)
Accumulated deficit	(495,953)	(344,237)
Total stockholders’ equity	460,369	550,932
Total liabilities and stockholders’ equity	$612,407	$679,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2023	2022	2023	2022
Collaboration revenue	$3,117	$929	$6,614	$929
Operating expenses:
Research and development	43,765	35,197	138,135	92,811
General and administrative	11,686	9,592	37,655	26,095
Total operating expenses	55,451	44,789	175,790	118,906
Loss from operations	(52,334)	(43,860)	(169,176)	(117,977)
Other income (expense):
Change in fair value of success payment liability	802	(3,306)	878	(691)
Interest and other income, net	5,841	1,976	16,825	2,366
Total other income (expense), net	6,643	(1,330)	17,703	1,675
Loss before provision for income taxes	(45,691)	(45,190)	(151,473)	(116,302)
Provision for income taxes	(67)	-	(243)	-
Net loss	$(45,758)	$(45,190)	$(151,716)	$(116,302)
Net loss per common share, basic and diluted	$(0.72)	$(0.79)	$(2.43)	$(2.26)
Weighted-average common shares used in net loss per share, basic and diluted	63,211,849	57,207,125	62,322,965	51,516,037
Comprehensive loss:
Net loss	$(45,758)	$(45,190)	$(151,716)	$(116,302)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	157	18	97	(692)
Comprehensive loss	$(45,601)	$(45,172)	$(151,619)	$(116,994)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2021	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	143,506	—	505	—	—	505
Unrealized loss on marketable securities	—	—	—	(504)	—	(504)
Stock-based compensation	—	—	4,203	—	—	4,203
Net loss	—	—	—	—	(30,166)	(30,166)
Balance at March 31, 2022	48,655,241	49	549,089	(732)	(217,016)	331,390
Exercise of stock options	29,193	—	120	—	—	120
Issuance of common stock under employee stock purchase plan	25,218	—	325	—	—	325
Unrealized loss on marketable securities	—	—	—	(206)	—	(206)
Stock-based compensation	—	—	5,650	—	—	5,650
Net loss	—	—	—	—	(40,946)	(40,946)
Balance at June 30, 2022	48,709,652	49	555,184	(938)	(257,962)	296,333
Exercise of stock options	413,503	-	1,107	-	-	1,107
Issuance of common stock in connection with the Vertex Agreement	1,519,756	2	39,985	-	-	39,987
Issuance of common stock from follow-on public offering, net of issuance costs of $15.9 million	9,583,334	10	242,838	-	-	242,848
Issuance of common stock from At-the-Market offering, net of issuance costs of $0.6 million	216,930	-	6,920	-	-	6,920
Unrealized gain on marketable securities	—	-	-	18	-	18
Stock-based compensation	—	-	5,920	-	-	5,920
Net loss	—	-	-	-	(45,190)	(45,190)
Balance at September 30, 2022	60,443,175	$61	$851,954	$(920)	$(303,152)	$547,943

Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	29,010	—	116	—	—	116
Issuance of common stock from At-the-Market offering, net of issuance costs of $126	103,184	—	1,922	—	—	1,922
Unrealized gain on marketable securities	—	—	—	457	—	457
Stock-based compensation	—	—	8,024	—	—	8,024
Net loss	—	—	—	—	(51,975)	(51,975)
Balance at March 31, 2023	61,863,010	62	905,863	(237)	(396,212)	509,476
Exercise of stock options	98,598	-	548	-	-	548
Vesting of restricted stock units	50,537	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	52,134	-	685	-	-	685
Unrealized loss on marketable securities	-	-	-	(517)	-	(517)
Stock-based compensation	-	-	9,013	-	-	9,013
Net loss	-	-	-	-	(53,983)	(53,983)
Balance at June 30, 2023	62,064,279	62	916,109	(754)	(450,195)	465,222
Exercise of stock options	43,429	-	213	-	-	213
Vesting of restricted stock units	76,586	-	-			-
Issuance of common stock in connection with the Lilly Agreement	1,552,795	2	31,708			31,710
Unrealized gain on marketable securities	-	-	-	157	-	157
Stock-based compensation	-	-	8,825	-	-	8,825
Net loss	-	-	-	-	(45,758)	(45,758)
Balance at September 30, 2023	63,737,089	$64	$956,855	$(597)	$(495,953)	$460,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Nine months ended September 30,
(unaudited, in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(151,716)	$(116,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,938	1,879
Non-cash lease expense	5,046	2,279
Net amortization of premium (accretion of discount) on marketable securities	(11,044)	1,114
Stock-based compensation	25,862	15,773
Change in fair value of success payments liabilities	(878)	691
Changes in operating assets and liabilities:
Collaboration receivable	(3,117)	(929)
Prepaid expenses and other assets	(2,587)	(9,368)
Accounts payable	(589)	(6,411)
Accrued expenses and other liabilities	2,996	4,661
Operating lease liabilities	(5,320)	(2,841)
Deferred revenue	28,540	20,014
Net cash used in operating activities	(108,869)	(89,440)
Cash flows from investing activities:
Purchases of property and equipment	(7,098)	(8,264)
Purchases of marketable securities	(394,817)	(222,078)
Maturities of marketable securities	438,498	242,700
Net cash provided by investing activities	36,583	12,358
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with collaboration agreements	31,710	39,986
Proceeds from issuance of common stock, net of commissions	1,987	247,919
Payment of equity offering costs	(65)	(605)
Proceeds from exercise of stock options	877	1,733
Issuance of common stock under employee stock purchase plan	685	325
Net cash provided by financing activities	35,194	289,358
Increase (decrease) in cash, cash equivalents and restricted cash	(37,092)	212,276
Cash, cash equivalents and restricted cash—beginning of period	120,236	69,567
Cash, cash equivalents and restricted cash—end of period	$83,144	$281,843
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$495	$2,025
Offering costs included in accounts payable and accrued liabilities	$—	$175
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$81,244

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $485.2 million as of September 30, 2023 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2023, the results of its operations and other comprehensive loss for the three and nine months ended September 30, 2023 and 2022, stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended

December 31, 2022, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2023.

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

	September 30,	September 30,
(in thousands)	2023	2022
Cash and cash equivalents	$78,370	$277,019
Restricted cash	4,774	4,824
Total cash, cash equivalents and restricted cash	$83,144	$281,843

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

3. Marketable securities

Marketable securities by security type consisted of the following:

	September 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$112,735	$2	$(84)	$112,653
U.S. agency securities	294,718	21	(536)	294,203
Total	$407,453	$23	$(620)	$406,856

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$228,432	$13	$(301)	$228,144
U.S. agency securities	211,658	68	(474)	211,252
Total	$440,090	$81	$(775)	$439,396

The remaining contractual maturities of all marketable securities were less than 15 months as of September 30, 2023 and 18 months as of December 31, 2022.The gross unrealized losses on the Company’s marketable securities of $0.6 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider those marketable securities to be impaired at September 30, 2023 or December 31, 2022. The Company has not recorded any allowance for credit losses. None of the

Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2023 or December 31, 2022.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Lab equipment	$25,649	$20,379
Leasehold improvements	746	266
Furniture and fixtures	2,323	2,294
Computer equipment	970	826
Total property and equipment	29,688	23,765
Less accumulated depreciation	(8,885)	(4,987)
Property and equipment, net	$20,803	$18,778

The following table summarizes depreciation expense incurred:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Depreciation expense	$1,474	$717	$3,938	$1,879

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

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of September 30, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$57,567	$57,567	$—	$—
Marketable securities:
U.S. treasury bills and notes	112,653	—	112,653	—
U.S. agency securities	294,203	—	294,203	—
Total assets	$464,423	$57,567	$406,856	$—
Liabilities
Success payment liability	$2,007	$—	$—	$2,007
Total liabilities	$2,007	$—	$—	$2,007

	As of December 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$105,303	$105,303	$—	$—
Marketable securities:
U.S. treasury bills and notes	228,144	—	228,144	—
U.S. agency securities	211,252	—	211,252	—
Total assets	$544,699	$105,303	$439,396	$—
Liabilities
Success payment liability	$2,885	$—	$—	$2,885
Total liabilities	$2,885	$—	$—	$2,885

Cash Equivalents—Cash equivalents of $57.6 million and $105.3 million as of September 30, 2023 and December 31, 2022, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company remeasured the liability at fair value with decreases of $0.8 million and $0.9 million recorded to other income for the three and nine months ended September 30, 2023, respectively, and increases of $3.3 million and $0.7 million recorded to other expense for the three and nine months ended September 30, 2022, respectively.

The primary inputs used in valuing the success payment liability at September 30, 2023 and December 31, 2022, were as follows:

	At September 30, 2023	At December 31, 2022
Fair value of common stock (per share)	$13.26	$19.35
Equity volatility	84%	84%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2023 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Changes in fair value	(878)
Balance at September 30, 2023	$2,007

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2022 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Changes in fair value	691
Balance at September 30, 2022	$5,062

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Employee compensation and related benefits	$9,322	$9,124
Accrued external research and development expenses	9,995	8,919
Professional fees	2,665	1,193
License and milestone payments	348	310
Other	1,073	1,221
Total	$23,403	$20,767

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC Topic 842, "Leases". The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or right-of-use asset has been recorded. The Company has recognized $0.4 million and $0.9 million of short term lease costs associated with the embedded leases during the three and nine months ended September 30, 2023, respectively. The Company has recognized $0.2 million and $0.6 million of short term lease costs associated with the embedded leases during the three and nine months ended September 30, 2022, respectively.

The components of operating lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease costs	$3,234	$1,356	$9,702	$2,366
Variable lease costs	1,127	428	2,775	885
Total	$4,361	$1,784	$12,477	$3,251

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$9,983	$2,898

As of September 30, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 9.3 years.

Future minimum commitments under non-cancelable leases as of September 30, 2023 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2023	$2,567
2024	10,563
2025	10,868
2026	11,183
2027	11,506
Thereafter	62,735
Total lease payments	$109,422
Less: interest	(32,615)
Present value of operating lease liabilities	$76,807

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

To the extent achieved, the Company is obligated to pay up to an aggregate of $23.1 million and $54.0 million in development and sales-based milestones, respectively, pursuant to the Harvard/Broad License Agreement. In 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts remain payable as of September 30, 2023.

Beam license agreement

In April 2019, the Company and Beam Therapeutics Inc. ("Beam") entered into a collaboration and license agreement (the “Beam Agreement”), which was amended and restated in July 2022 when the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “Amended Beam Agreement”).

The Company concluded the receipt of any milestone or royalty payments under the Amended Beam Agreement was not probable as of September 30, 2023.

On October 27, 2023, Beam and Eli Lilly and Company entered into a transfer and delegation agreement (the "TDA"), pursuant to which Lilly acquired certain assets and other rights from Beam under the Amended Beam Agreement, including Beam's opt-in rights to co-develop and co-commercialize the Company's base editing programs for cardiovascular disease, which consist of programs targeting PCSK9, ANGPTL3 and an undisclosed liver-mediated, cardiovascular target, which is further described in Note 15, "Subsequent events." The terms of the TDA have no impact on the Company's financial statements or accounting analysis of the Amended Beam Agreement.

Beam materials exchange letter agreement

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided.

For the three and nine months ended September 30, 2023 and 2022, the Company did not purchase any materials from Beam or sell any materials to Beam.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-102 and VERVE-201. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. The milestones have not been achieved and no expense has been recorded for these milestones as of September 30, 2023.

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

Pursuant to the Vertex Agreement, the Company is responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. The Company’s research activities are focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Vertex Agreement. Vertex is obligated to reimburse the Company’s research expenses consistent with a mutually agreed-upon research plan and budget (“Vertex Research Plan”). The research term has an initial term of four years and may be extended by Vertex for up to one additional year (“Vertex Research Term”). The Vertex Research Plan is overseen by a Joint Research Committee (“Vertex JRC”) as detailed in the Vertex Agreement. Any material amendments to the Vertex Research Plan are required to be mutually agreed to by the Vertex JRC.

During the Vertex Research Term, Vertex may select certain gene editing systems and in vivo delivery systems directed at the target to become a licensed agent. Upon the designation of the licensed agent, Vertex shall receive a license to exploit the licensed agent, and the licensed agent will continue to be developed under the Vertex Research Plan in order to achieve certain development candidate criteria agreed to by the Vertex JRC. Following the Vertex Research Term, Vertex will be solely responsible for subsequent development, manufacturing and commercialization of any product candidate resulting from the licensed agent.

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

Accounting Analysis

The Company assessed the promised goods and services under the Vertex Agreement, in accordance with ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). At inception, the Vertex Agreement included the following performance obligations: (i) the research services obligation which relates to the research and development services to be provided under the Vertex Research Plan through June 30, 2023 (the “Initial Vertex Research Services”) and (ii) three licensed agent material rights related to the options to obtain licenses to exploit a licensed agent, at a discount.

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Vertex Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of the Initial Vertex Research Services. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as that consideration may only be earned subsequent to an option exercise.

The Company has concluded that the variable consideration related to the cost reimbursement of the Initial Vertex Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Vertex Research Plan. The reimbursement of the Initial Vertex Research Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $20.0 million to the three licensed agent material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each licensed agent license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research activities to identify the licensed agents. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed agent being identical and (ii) all licensed agents are targeting the same gene. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations, at inception, is as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$5,845
First licensed agent material right	6,667
Second licensed agent material right	6,667
Third licensed agent material right	6,666
Total	$25,845

The amount allocated to the Initial Vertex Research Services obligation will be recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed agent material rights was recorded as deferred revenue and will commence recognition upon exercise of each option or, if an option is never exercised, it will be recognized in full upon expiry of the Vertex Research Term.

The reimbursement related to the Initial Vertex Research Services was $5.4 million, based on the services rendered upon completion of the Initial Vertex Research Services as of June 30, 2023. Upon completion of the Initial Vertex Research Services, the parties agreed upon and estimated additional services to be rendered through December 31, 2024. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $16.9 million which is being recognized on a proportional performance basis over the period of service using an input-based measurement.

During the three and nine months ended September 30, 2023, the Company recognized $2.4 million and $5.9 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the period. As of September 30, 2023, the Company has recorded $20.0 million as non-current deferred revenue related to the unexercised material rights. During the three and nine months ended September 30, 2022, the Company recognized $0.9 million of revenue associated with the Vertex Agreement related to research services performed during the period. Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations.

Lilly Agreement

Summary of Agreement

In June 2023, the Company entered into a Research and Collaboration Agreement (the “Lilly Agreement”) with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program. On July 26, 2023, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Lilly Agreement became effective. Additionally, in June 2023, in connection with the execution of the Lilly Agreement, the Company entered into a stock purchase agreement with Lilly (the “Lilly Stock Purchase Agreement”), pursuant to which the Company sold 1,552,795 shares of the Company's common stock to Lilly at a price of $19.32 per share for an aggregate purchase price of $30.0 million (the “Private Placement”). The Private Placement closed on July 31, 2023.

Pursuant to the Lilly Agreement, the Company will be responsible for all research activities and Phase 1 clinical development of the initial target of interest—LPA. The Company’s research and development activities will be focused on (i) identifying and engineering specific gene editing systems and in vivo delivery technologies directed to the relevant target; (ii) evaluating and optimizing development candidates to achieve criteria specified in the Lilly Agreement; and (iii) Phase 1 clinical development ("Lilly Research Services"). Lilly will reimburse the Company’s research expenses and Phase 1 clinical development expenses consistent with an agreed-upon budget (“Lilly Research and Development Plan”). The research term for the initial target is five years and may be extended by Lilly for up to one additional year (“Lilly Research Term”). The Lilly Research and Development Plan is overseen by a Joint Steering Committee (“Lilly JSC”) as detailed in the Lilly Agreement. Any material amendments to the Lilly Research and Development Plan are required to be mutually agreed to by the Lilly JSC. A licensed product under the Lilly Agreement is an in vivo gene editing product that includes a candidate developed from the Lilly Research and Development Plan. A candidate is agreed upon when reviewed by the Lilly JSC against the candidate success criteria described in the Lilly Agreement. Upon approval of a candidate, Lilly will receive a license to exploit the licensed product, and the licensed product will continue to be developed under the Lilly Research and Development Plan through completion of the Phase 1 clinical trial for the applicable licensed product. Following completion of Phase 1 clinical trials with respect to any licensed product candidate under the Lilly Agreement, Lilly will be solely responsible for subsequent development, manufacturing and commercialization of each such product candidate resulting from the Company’s research efforts.

Under the Lilly Agreement, the Company received an upfront payment from Lilly of $30.0 million in August 2023. The Company is also eligible to receive (i) up to an aggregate of $190.0 million in research and development milestone payments and (ii) up to an aggregate of $275.0 million in commercial milestone payments. The Company is also eligible to receive tiered and incremental high single and low-double digit royalties on global net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the latest to occur of (i) the expiration of the last-to-expire valid claim under the patent rights covering such product in such country, (ii) expiration of the period of regulatory and market exclusivity associated with such product in such country or (iii) 10 years after the first commercial sale of such product in such country.

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

During the Lilly Research Term, Lilly can make the determination subject to the terms of the Lilly Agreement, to replace the initial target or additional target with a different specified option target. Such replacement target will be the subject of a new licensed program under the research and development program. All rights granted with respect to the replaced target will cease upon Lilly’s election to select a different specified option target.

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

Concurrently with the Lilly Agreement, the Company and Lilly entered into a Sublicense Option Agreement, pursuant to which the Company granted Lilly an option to obtain a non-exclusive sublicense under patent rights licensed to the Company under the Harvard/Broad License Agreement (“Lilly Option”). In consideration for the Lilly Option, Lilly paid the Company an upfront fee of $0.3 million. For accounting purposes, the upfront payments for the Lilly Agreement and the Sublicense Option Agreement will be combined. If Lilly exercises the Lilly Option, Lilly will be required to pay a sublicense fee to the Company and Lilly will reimburse the Company for royalties and milestones incurred related to the sublicensed product under the Harvard/Broad License Agreement.

Accounting Analysis

The Company assessed the promised goods and services under the Lilly Agreement, in accordance with ASC 606. At inception, the Lilly Agreement included the following performance obligations: (i) the Lilly Research Services obligation which relates to the research and development services to be provided under the Lilly Research and Development Plan and (ii) two licensed product material rights related to the right to obtain licenses to exploit a licensed product associated with the initial target upon achievement of certain development criteria.

The Company identified $28.5 million of fixed transaction price consisting of (i) the $30.0 million upfront fee in the Lilly Agreement, (ii) the $0.3 million upfront fee in the Lilly Option, which is combined for accounting purposes, (iii) offset by a discount of $1.7 million related to the 1,552,795 shares sold to Lilly under the Lilly Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of the Lilly Research Services. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $16.4 million at inception, which represents the budget for the first year of the Lilly Research Services. The remainder of the Lilly Research and Development Plan budget is subject to annual review by Lilly and the Company. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at contract inception as they are not probable at this time. The probability will be re-evaluated each reporting period, and the transaction price will be updated accordingly.

The Company has concluded that the variable consideration related to the cost reimbursement of the Lilly Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Research and Development Plan. The reimbursement of the Research and Development Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $28.5 million to the two licensed product material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research and development activities to identify the licensed products. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed product being identical and (ii) both licensed products are targeting the same gene. As such, based on the relative standalone selling price for each of the material rights, the allocation of the transaction price to the separate performance obligations, at inception, is as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$16,398
First licensed product material right	14,270
Second licensed product material right	14,270
Total	$44,938

The amount allocated to the Lilly Research Services obligation will be recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed product material rights was recorded as deferred revenue and will commence recognition upon the achievement of the candidate selection criteria or, if never achieved, it will be recognized in full upon expiry of the Lilly Research Term.

During three and nine months ended September 30, 2023, the Company recognized $0.7 million of revenue associated with the Lilly Agreement related to the Lilly Research Services performed during the period. As of September 30, 2023, the Company has recorded $28.5 million as non-current deferred revenue related to the unexercised material rights.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2023.

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

In July 2022, the Company entered into an Open Market Sales Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended September 30, 2023, the Company did not make sales under the Sales Agreement. During the nine months ended September 30, 2023, the Company sold 103,184 shares of common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by the Company. As of September 30, 2023, the Company sold 1,383,352 shares of common stock under the Sales Agreement for aggregate net proceeds of $44.9 million, after deducting commissions and offering expenses payable by the Company.

In July 2023, in connection with the execution of the Lilly Agreement, the Company and Lilly also entered into the Lilly Stock Purchase Agreement, pursuant to which the Company sold 1,552,795 shares of common stock to Lilly at a price of $19.32 per share, for an aggregate purchase price of $30.0 million.

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

On January 1, 2023, 3,086,541 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of September 30, 2023, the Company had reserved 10,144,170 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,278,933 shares remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$4,895	$3,216	$14,232	$8,637
General and administrative	3,930	2,704	11,630	7,136
Total stock-based compensation expense	$8,825	$5,920	$25,862	$15,773

Stock options

The following table provides a summary of stock option activity during the nine months ended September 30, 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2022	7,612,826	$16.10
Granted	2,959,242	20.35
Exercised	(171,037)	5.12
Forfeited	(458,818)	26.98
Outstanding at September 30, 2023	9,942,213	$17.05	8.1	$34,298
Exercisable at September 30, 2023	4,206,762	$11.91	7.1	$26,495
Expected to vest after September 30, 2023(1)	5,735,451	$20.83	8.7	$7,803

(1)
This represents the number of unvested options outstanding as of September 30, 2023 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of September 30, 2023.

As of September 30, 2023, there was $76.8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted stock units

During the nine months ended September 30, 2023, the Company granted 436,340 restricted stock units under the 2021 Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of September 30, 2023 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2022	677,825	$23.10
Restricted stock units granted	436,340	$19.53
Restricted stock units vested	(127,123)	$20.95
Restricted stock units forfeited	(103,349)	$24.05
Unvested restricted stock units as of September 30, 2023	883,693	$21.54

As of September 30, 2023, there was $16.3 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.1 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, or the ESPP, as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2023, 617,308 shares of common stock were added to the amount reserved for sale under the ESPP. As of September 30, 2023, 1,349,500 shares remained available for issuance under the ESPP. The most recent offering period ended on May 31, 2023, for which the Company issued 52,134 shares of its common stock. The current offering period commenced on June 1, 2023 and will end on November 30, 2023.

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

	As of September 30,
	2023	2022
Unvested restricted stock units	883,693	609,400
Outstanding options to purchase common stock	9,942,213	7,555,094
Total	10,825,906	8,164,494

13. Income taxes

The Company’s effective income tax rate was de minimis for the three and nine months ended September 30, 2023 and 0.0% for the three and nine months ended September 30, 2022, respectively. The income tax provision was $0.1 million and $0.2 million for both the three and nine months ended September 30, 2023, respectively. There was no income tax provision recorded for the three and nine months ended September 30, 2022. The increase in the provision for income taxes primarily relates to an increase in state income taxes based on gross interest income.

The effective income tax rate for the three and nine months ended September 30, 2023 and 2022 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

14. Related party transactions

An executive officer of Beam was a board member of the Company until August 2022.

In December 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts, which sublease terminated in December 2022. Total rent payments under this sublease were $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively.

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

15. Subsequent events

Transfer of product rights under Beam license agreement

On October 27, 2023, pursuant to the TDA between Lilly and Beam, Lilly acquired certain rights previously held by Beam under the Amended Beam Agreement, including the right to opt-in to the Company’s PCSK9 and ANGPTL3 programs to share 33% of worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States on a 50/50 basis. The Company holds all product rights for the PCSK9 and ANGPTL3 programs outside the United States. Additionally, for a third undisclosed cardiovascular disease target, Lilly acquired Beam’s right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. Under the Amended Beam Agreement, the Company retains control of the development and commercialization of all collaboration products. Lilly also acquired Beam’s right to receive the same future milestone or royalty payments that were payable to Beam under the Amended Beam Agreement with respect to certain development or commercial activities outside the United States or in the event Lilly does not exercise a program opt-in right.

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

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, our follow-on public offering, and our at-the-market, or ATM, equity offering program, and through our strategic collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Eli Lilly and Company, or Lilly.

As of September 30, 2023, we had raised an aggregate of $893.6 million in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

In June 2023, we entered into a Research and Collaboration Agreement, or the Lilly Agreement, with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing our discovery-stage in vivo gene editing Lp(a) program. The Lilly Agreement became effective in July 2023 upon the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Pursuant to the Lilly Agreement, we received the upfront payment of $30.0 million in August 2023. We are eligible to receive up to an aggregate of $465.0 million in research, development and commercial milestone payments and tiered and incremental high single and low-double digit royalties on global net sales, subject to specified reductions.

In June 2023, in connection with the execution of the Lilly Agreement, we also entered into a stock purchase agreement with Lilly, for the sale and issuance of 1,552,795 shares of our common stock to Lilly at a price of $19.32 per share, which was equal to a 15% premium to the volume-weighted average share price of our common stock over the 30 trading days prior to June 14, 2023, for an aggregate purchase price of $30.0 million, or the Lilly Private Placement. The Lilly Private Placement closed on July 31, 2023.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2023 were $45.8 million and $151.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $496.0 million.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings and other sources of capital, which may include collaborations, strategic alliances and marketing, distribution or licensing arrangements with other companies or other strategic transactions. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $485.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

Ongoing heart-1 clinical trial

Our heart-1 clinical trial, a global Phase 1b open-label clinical trial, is designed to enroll approximately 40 adult patients with HeFH who have established ASCVD and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom as well as the U.S. Food and Drug Administration, or FDA, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country.

We received clearance of our clinical trial applications, or CTAs, for VERVE-101 in New Zealand and the United Kingdom in 2022, and in July 2022, we announced that the first patient had been dosed with VERVE-101 in our heart-1 clinical trial. Our ongoing heart-1 clinical trial is currently being conducted at sites in New Zealand and the United Kingdom.

In October 2023, the FDA lifted the clinical hold and cleared our investigational new drug, or IND, application to conduct a clinical trial in the United States evaluating VERVE-101 for the treatment of patients with HeFH. With the clearance of the IND, we plan to begin the process of activating clinical trial sites in the United States for the heart-1 clinical trial.

We expect to report the initial safety, tolerability and pharmacodynamic data, as well as blood PCSK9 protein and blood LDL-C levels for the four cohorts in the dose-escalation portion of the heart-1 clinical trial at the American Heart Association's Scientific Sessions 2023 on November 12, 2023.

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

On October 27, 2023, pursuant to a transfer and delegation agreement, or the TDA, between Lilly and Beam Therapeutics Inc., or Beam, Lilly acquired certain rights previously held by Beam under our amended and restated collaboration and license agreement with Beam, or the ARCLA, including the right to opt-in to our PCSK9 and ANGPTL3 programs to share 33% of worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States on a 50/50 basis. We hold all product rights for the PCSK9 and ANGPTL3 programs outside the United States. Additionally, for a third undisclosed cardiovascular disease target, Lilly acquired Beam’s right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. Under the ARCLA, we retain control of the development and commercialization of all collaboration products. Lilly also acquired Beam’s right to receive the same future milestone or royalty payments that were payable to Beam under the ARCLA with respect to certain development or commercial activities outside the United States or in the event Lilly does not exercise a program opt-in right.

Under the terms of the TDA, Beam received a $200 million upfront payment and a $50 million equity investment from Lilly and is eligible to receive from Lilly up to $350 million in potential future development-stage payments upon the completion of certain clinical, regulatory and alliance events.

Components of our results of operations

Revenue

During the three and nine months ended September 30, 2023, we recognized $3.1 million and $6.6 million, respectively, in collaboration revenue under the Vertex Agreement and Lilly Agreement. We expect revenue related to these collaborations to increase as efforts under the collaborations continue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement and Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

Operating expenses

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
the cost to obtain and maintain licenses to intellectual property, such as those with the President and Fellows of Harvard College, or Harvard, The Broad Institute, Inc., or Broad, Beam, Acuitas Therapeutics, Inc., or Acuitas, and Novartis Pharma AG, or Novartis, and related future payments should certain development and regulatory milestones be achieved;
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
•
the cost of developing and validating our manufacturing process for use in our preclinical studies and ongoing, planned and future clinical trials, including the cost of raw materials used in our research and development activities and costs of third-party contract manufacturing organizations, or CMOs;
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

Income tax

The provision for income taxes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. There was no provision for income taxes for the three and nine months ended September 30, 2022. The increase in the provision for income taxes primarily relates to an increase in state income taxes based on gross interest income.

Results of operations

Comparison of three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$3,117	$929	$2,188
Operating expenses:
Research and development	43,765	35,197	8,568
General and administrative	11,686	9,592	2,094
Total operating expenses	55,451	44,789	10,662
Loss from operations	(52,334)	(43,860)	(8,474)
Other income (expense):
Change in fair value of success payment liability	802	(3,306)	4,108
Interest and other income, net	5,841	1,976	3,865
Total other income (expense), net	6,643	(1,330)	7,973
Loss before provision for income taxes	(45,691)	(45,190)	(501)
Provision for income taxes	(67)	-	(67)
Net loss	$(45,758)	$(45,190)	$(568)

Collaboration revenue

Collaboration revenue was $3.1 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023, collaboration revenue included $2.4 million related to research services and cost reimbursement from the Vertex Agreement and $0.7 million related to research services and cost reimbursement from the Lilly Agreement. The increase in collaboration revenue in the three months ended

September 30, 2023 was largely a result of an increase in our research services and cost reimbursements related to the Vertex Agreement and the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
(in thousands)	2023	2022	Change
Employee-related expenses	$17,346	$12,351	$4,995
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	4,954	7,595	(2,641)
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	8,105	5,842	2,263
License and milestone payments	40	1,082	(1,042)
Lab supplies	3,967	3,083	884
Facility-related costs (including depreciation)	5,101	2,451	2,650
Clinical trial costs	1,911	867	1,044
Other research and development costs	2,341	1,926	415
Total research and development expenses	$43,765	$35,197	$8,568

Research and development expenses were $43.8 million for the three months ended September 30, 2023, compared to $35.2 million for the three months ended September 30, 2022. The increase of $8.6 million was primarily due to the following:

•
an increase of approximately $4.9 million in employee-related expenses, including an increase of $1.7 million in stock-based compensation, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $2.7 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue;
•
an increase of $2.3 million in raw material costs and external expenses associated with manufacturing activities, including third-party CMOs, for use in our preclinical studies and our heart-1 clinical trial;
•
an increase of $1.0 million in clinical trial costs associated with our heart-1 clinical trial and related long term follow up study;
•
an increase of $0.9 million in lab supplies due to increased activities related to our pipeline and research efforts; and
•
an increase of $0.4 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs.

These increases were partially offset by the following:

•
a decrease of $2.6 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs; and
•
a decrease of $1.0 million in research and development expense attributed to license and milestone payments.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and invest in our technology and manufacturing capabilities.

General and administrative expenses

General and administrative expenses were $11.7 million for the three months ended September 30, 2023, compared to $9.6 million for the three months ended September 30, 2022. The increase of $2.1 million was primarily attributable to the following:

•
an increase of $2.3 million in employee-related expenses, including an increase of $1.2 million in stock-based compensation expense, driven by an increase in headcount to support our growth; partially offset by
•
a decrease of $0.2 million in professional service fees.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income (expense)

Change in fair value of success payment liability

During the three months ended September 30, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.8 million recorded as other income. During the three months ended September 30, 2022, the change in fair value of the success payment liability was primarily due to the increase in the fair value of our common stock, which resulted in a fair value adjustment of $3.3 million recorded as other expense.

Interest and other income, net

The increase of $3.9 million in interest and other income, net for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily attributable to higher interest rates earned on higher marketable securities balances.

Comparison of nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Collaboration revenue	$6,614	$929	$5,685
Operating expenses:
Research and development	138,135	92,811	45,324
General and administrative	37,655	26,095	11,560
Total operating expenses	175,790	118,906	56,884
Loss from operations	(169,176)	(117,977)	(51,199)
Other income:
Change in fair value of success payment liability	878	(691)	1,569
Interest and other income, net	16,825	2,366	14,459
Total other income	17,703	1,675	16,028
Loss before provision for income taxes	(151,473)	(116,302)	(35,171)
Provision for income taxes	(243)	-	(243)
Net loss	$(151,716)	$(116,302)	$(35,414)

Collaboration Revenue

Collaboration revenue was $6.6 million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, collaboration revenue included $5.9 million related to research services and cost reimbursement from the Vertex Agreement and $0.7 million related to the research services and cost reimbursement from the Lilly Agreement. The increase in collaboration revenue in the nine months ended

September 30, 2023 was largely a result of an increase in our research services and cost reimbursements related to the Vertex Agreement and the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2023 and 2022:

	Nine months ended September 30,
(in thousands)	2023	2022	Change
Employee-related expenses	$50,799	$32,200	$18,599
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	18,394	21,297	(2,903)
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	30,851	15,499	15,352
License and milestone payments	(122)	4,483	(4,605)
Lab supplies	13,614	6,858	6,756
Facility-related costs (including depreciation)	14,120	5,482	8,638
Clinical trial costs	4,343	2,184	2,159
Other research and development costs	6,136	4,808	1,328
Total research and development expenses	$138,135	$92,811	$45,324

Research and development expenses were $138.1 million for the nine months ended September 30, 2023, compared to $92.8 million for the nine months ended September 30, 2022. The increase of $45.3 million was primarily due to the following:

•
an increase of $18.6 million in employee-related expenses, including an increase of $5.6 million in stock-based compensation, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $15.4 million in raw material costs and external expenses associated with manufacturing activities, including third-party CMOs, for use in our preclinical studies and our heart-1 clinical trial;
•
an increase of approximately $6.7 million in lab supplies due to increased activities related to our pipeline and research efforts and increase in research based employees;
•
an increase of $8.6 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses due to increased investment in research and development as well as additional space leased at 201 Brookline Avenue;
•
an increase of $2.2 million in clinical trial costs associated with our heart-1 clinical trial and related long term follow up study; and
•
an increase of $1.3 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs.

These increases were partially offset by the following:

•
a decrease of $4.6 million in research and development expense attributed to license and milestone payments; and
•
a decrease of $2.9 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs.

General and administrative expenses

General and administrative expenses were $37.7 million for the nine months ended September 30, 2023, compared to $26.1 million for the nine months ended September 30, 2022. The increase of $11.6 million was primarily attributable to the following:

•
an increase of $9.0 million in employee-related expenses, including an increase of $4.5 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $0.9 million in professional service fees, primarily due to increased legal, audit, tax and consulting services; and
•
an increase of $1.7 million in facility and other expenses.

Other income (expense)

Change in fair value of success payment liability

During the nine months ended September 30, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.9 million recorded as other income. During the nine months ended September 30, 2022, the change in fair value of the success payment liability was primarily due to the increase in the fair value of our common stock, which resulted in a fair value adjustment of $0.7 million recorded to other expense.

Interest and other income, net

The increase of $14.5 million in interest and other income, net for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to higher interest rates earned on higher marketable securities balances.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through September 30, 2023, we had raised an aggregate of $893.6 million in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offering, and our ATM equity offering program.

As of September 30, 2023, we had $485.2 million in cash, cash equivalents and marketable securities.

In July 2023, we sold and issued 1,552,795 shares of our common stock to Lilly in connection with the Lilly Private Placement at a price of $19.32 per share for an aggregate purchase price of $30.0 million. Additionally, we received $30.0 million as an upfront payment from Lilly in August 2023 pursuant to the Lilly Agreement.

In July 2022, we received $25.0 million as an upfront payment from Vertex pursuant to the Vertex Agreement. Additionally, in July 2022, we sold 1,519,756 shares of our common stock to Vertex at a price of $23.03 per share for an aggregate purchase price of $35.0 million, or the Vertex Private Placement.

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

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the three months ended September 30, 2023, we did not make any sales under the Sales Agreement. During the nine months ended September 30, 2023, we sold 103,184 shares of our common stock under the Sales Agreement for aggregate net proceeds of $2.0 million, after deducting commissions and offering expenses payable by us. As of September 30, 2023, we have sold 1,383,352 shares of common stock under the Sales Agreement for aggregate net proceeds of $44.9 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(108,869)	$(89,440)
Net cash provided by investing activities	36,583	12,358
Net cash provided by financing activities	35,194	289,358
Increase (decrease) in cash, cash equivalents and restricted cash	$(37,092)	$212,276

Operating activities

For the nine months ended September 30, 2023, net cash used in operating activities was $108.9 million, consisting primarily of our net loss of $151.7 million, $11.0 million associated with the non-cash accretion of discounts on our marketable securities and $0.9 million associated with the fair value change in success payment liability. These amounts were partially offset by non-cash expenses including stock-based compensation of $25.9 million, depreciation expense of $3.9 million, non-cash lease expense of $5.0 million, and net changes in our operating assets and liabilities of $19.9 million.

For the nine months ended September 30, 2022, net cash used in operating activities was $89.4 million, consisting primarily of our net loss of $116.3 million, partially offset by non-cash expenses including: $0.7 million associated with the fair value change in success payments liability, stock-based compensation of $15.8 million, depreciation expense of $1.9 million, non-cash lease expense of $2.3 million, amortization of investment premiums of $1.1 million and net changes in our operating assets and liabilities of $5.1 million.

Investing activities

For the nine months ended September 30, 2023, net cash provided by investing activities was $36.6 million and consisted of maturities of marketable securities of $438.5 million, partially offset by purchases of marketable securities of $394.8 million and purchases of property and equipment of $7.1 million, primarily related to lab equipment.

For the nine months ended September 30, 2022, net cash provided by investing activities was $12.4 million and consisted of maturities of marketable securities of $242.7 million, partially offset by purchases of marketable securities of approximately $222.0 million and purchases of property and equipment of $8.3 million, primarily related to lab equipment.

Financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $35.2 million, consisting primarily of net proceeds from the Lilly Private Placement of $31.7 million, net proceeds from the sale of our common stock under the Sales Agreement of $1.9 million, proceeds from exercises of stock options of $0.9 million and proceeds from the issuance of shares through our employee stock purchase plan of $0.7 million.

For the nine months ended September 30, 2022, net cash provided by financing activities was $289.4 million, consisting primarily of net proceeds from the sale of our common stock of $247.3 million in our July 2022 public offering, proceeds of $40.0 million from the Vertex Private Placement, proceeds from exercises of stock options of approximately $1.8 million, and proceeds from the issuance of shares through our employee stock purchase plan of $0.3 million.

Funding requirements

Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and upon activation of clinical trial sites, in the United States;
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
•
make milestone payments to Lilly, as such rights to receive future milestone payments were transferred by Beam to Lilly in October 2023, under the ARCLA, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, milestone payments or success payments to Broad and Harvard under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and milestone payments to Novartis under our license agreement with Novartis, or the Novartis Agreement, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, which we expect will be required for VERVE-101, VERVE-102 and VERVE-201;
•
establish commercial-scale current good manufacturing practices, capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $485.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three and nine months ended September 30, 2023, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on March 2, 2023. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 2, 2023 for more information on our potential payment obligations under our license agreements.

On October 27, 2023, Lilly acquired the right to receive the same future milestone or royalty payments payable to Beam under the ARCLA with respect to certain development or commercial activities outside the United States or in the event Lilly does not exercise a program opt-in right.

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

During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Recently issued accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently issued accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 2, 2023.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2023, we had cash and cash equivalents of $78.4 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of September 30, 2023, we also had marketable securities of $406.9 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $151.7 million for the nine months ended September 30, 2023 and $157.4 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $496.0 million. We have no approved products and have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022 and with the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and upon activation of clinical trial sites, in the United States;
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
•
perform research services under the Vertex Agreement and the Lilly Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;

•
make milestone payments to Lilly under our amended and restated collaboration and license agreement with Beam Therapeutics Inc., or the ARCLA, milestone payments to Acuitas Therapeutics Inc., or Acuitas, under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and milestone payments to Novartis Pharma AG, or Novartis, under our license agreement with Novartis, or the Novartis Agreement, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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

As of September 30, 2023, we had cash, cash equivalents and marketable securities of approximately $485.2 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an investigational new drug, or IND, application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. The FDA has in the past and may again in the future require us to complete additional preclinical studies and satisfy other requests for our clinical trials, causing the start or progress of such trials to be delayed. For example, in November 2022, the FDA placed our IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold and requested various information required to resolve the hold, including preclinical and clinical data. In October 2023, we announced that the FDA had lifted the clinical hold and cleared our IND. We are in the process of activating clinical trial sites in the United States. We cannot be certain that our IND for VERVE-101 will not be placed on clinical hold again in the future.

We also cannot be certain that regulatory authorities will permit us to initiate our planned clinical trials of VERVE-102 in the first half of 2024 or VERVE-201 in the second half of 2024.

Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could determine that we have not satisfied their requirements to commence our clinical trials, including with respect to VERVE-102 or VERVE-201, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in New Zealand and in countries in Europe.

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

Moreover, the Biden Administration ended the public health emergency declarations related to COVID-19 on May 11, 2023. The FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023 and is allowing 22 such policies to continue until November 7, 2023. The FDA had noted that it plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration was not tied to the end of the public health emergency.

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

The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. The time required to obtain approval from the FDA, EMA or other comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. We have only initiated a clinical trial for VERVE-101 in New Zealand and the United Kingdom and are in the process of activating clinical trial sites in the United States, but we have not yet completed any clinical trials. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if initial clinical trials in any of our product candidates we may develop are successful, these product candidates we may develop may fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through preclinical studies and initial clinical trials. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Furthermore, even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

For example, in November 2022, the FDA placed our IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold and requested various information required to resolve the hold, including preclinical and clinical data. In October 2023, we announced that the FDA had lifted the clinical hold and cleared our IND for VERVE-101.

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

In order to obtain FDA approval to market a new biological product, we must demonstrate product purity (or product quality) as well as proof of safety and potency or efficacy in humans. To satisfy these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support an IND in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, and we cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of these product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for any preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. For example, in November 2022, the FDA placed the IND to conduct a clinical trial evaluating VERVE-101 in the United States on clinical hold and requested various information required to resolve the hold, including preclinical and clinical data. In October 2023, we announced that the FDA had lifted the clinical hold and cleared our IND.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the ARCLA to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022 and under which Beam transferred certain of its rights and obligations to Lilly in October 2023; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology that we are using in VERVE-101; in October 2021, we entered into the Novartis Agreement to license from Novartis certain lipid technology that we are using in VERVE-201; in July 2022, we entered into the Vertex Agreement for a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease; and in June 2023, we entered into the Lilly Agreement for a five-year worldwide research collaboration initially focused on advancing our discovery-stage in vivo gene editing lipoprotein(a) program. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the Beam Agreement, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

On June 24, 2019, the PTAB declared a second interference (U.S. Interference No. 106,115) between 14 U.S. patent applications that are co-owned by CVC, and 13 U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties. In the declared interference, CVC has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party. On February 28, 2022, the PTAB held that the Boston Licensing Parties had priority over CVC with respect to Count 1 of the interference: a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. As a result, CVC’s patent applications involved in this interference were deemed unpatentable. In September 2022, the CVC appealed the PTAB's decision at the CAFC and the appeal is ongoing.

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

There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen, Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis AG, is approved in the United States for the treatment of patients with clinical ASCVD or HeFH who require additional lowering of LDL-C and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These include MK-0616 from Merck & Co., Inc, for which Merck recently released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780, acquired by AstraZeneca from Dogma Therapeutics, which is being evaluated in an ongoing Phase 1 clinical trial.

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

Several investigational medicines designed to reduce lipoprotein(a), or Lp(a), are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with high Lp(a) and cardiovascular disease, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting LPA licensed by Amgen from Arrowhead Pharmaceuticals, which was shown to lower Lp(a) concentrations in patients with established ASCVD and high Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and high Lp(a) is being evaluated in the Phase 3 OCEAN(a) study, which was initiated in 2022 with plans for study completion in 2026. In addition, SLN360 is an investigational siRNA medicine being developed by Silence Therapeutics plc that is being evaluated in an ongoing Phase 2 study of patients with high Lp(a) concentrations and high risk for ASCVD events with topline results expected in the fourth quarter of 2023, and, in 2022, CRISPR announced CTX320, its preclinical stage in vivo gene editing program targeting LPA.

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

We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including public health epidemics or pandemics, including the COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing war between Israel and Hamas, the ongoing war between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We may equally pursue some of the post-Brexit UK MHRA procedures to prioritize access to new medicines that will benefit patients, such as a 150-day assessment, a rolling review procedure and an innovative licensing and access pathway, or ILAP. ILAP aims to accelerate the time to market and to facilitate patient access to medicines, including new chemical entities, biological medicines, new indications and repurposed medicines. We received our innovation passport, which is the point of entry into the ILAP, from the MHRA in February 2023. Product developers that benefit from ILAP will be provided with advice on clinical trial design to ensure optimal data generation for both regulatory approval and health technology appraisal.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of Sekar Kathiresan, M.D., our chief executive officer, Andrew Ashe, J.D., our president, chief operating officer and general counsel, Allison Dorval, our chief financial officer, Andrew Bellinger, M.D., Ph.D., our chief scientific officer, and Frederick Fiedorek, M.D., our chief medical officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

While we have not experienced any material losses relating to cyber-attacks or security breaches, we have been the subject of hacking attempts that have resulted in limited breaches of our systems. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future cyber-attacks or security breaches.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 21.3% of our common stock as of October 31, 2023. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Based on the market value of our common stock held by non-affiliates as of June 30, 2023, we will cease to qualify as an EGC as of December 31, 2023, and as such, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to EGCs effective as of December 31, 2023. In addition, based on the market value of our common stock held by non-affiliates as of June 30, 2023, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to smaller reporting companies beginning with our quarterly report on Form 10-Q for the quarter ending March 31, 2024. We expect that the loss of our EGC and smaller reporting company status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing war between Israel and Hamas, the ongoing war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Item 2. Unregistered sales of equity securities, use of proceeds, and issuer purchases of equity securities.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of September 30, 2023, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

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

10.1†

Research and Collaboration Agreement, dated June 14, 2023, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023)

10.2†

Stock Purchase Agreement, dated June 14, 2023, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2023).

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

VERVE THERAPEUTICS, INC.

Date: November 7, 2023	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer

Date: November 7, 2023	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer