Form 10-K
period 2023-12-31
Verve Therapeutics, Inc.
filed 2024-02-27
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $939.9 million based on the closing price of the registrant’s common stock on Nasdaq as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 20, 2024 was 83,619,279.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2024 Annual Meeting of Stockholders which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the timing, progress, and conduct of our Heart-1 clinical trial, an ongoing Phase 1b clinical trial of VERVE-101, including statements regarding the activation of clinical trial sites in the United States and the timing of enrollment and the period during which data from such clinical trial will become available;
•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing of our submissions of investigational new drug applications and clinical trial applications to regulatory authorities, the timing of initiation of our planned clinical trials of VERVE-102 and VERVE-201 and the period during which the data from such planned clinical trials will become available;
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
•
our ability to establish and maintain collaborations, including our collaborations with Eli Lilly and Company and Vertex Pharmaceuticals Incorporated; and
•
the potential impact of public health epidemics or pandemics and of global economic developments, including fluctuations in inflation and interest rates, on our business, operations, strategy and goals.

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

Except where the context otherwise requires or where otherwise indicated, the terms “we,” “us,” “our,” “our company,” “the company,” and “our business” in this Annual Report on Form 10-K refer to Verve Therapeutics, Inc. and its consolidated subsidiary.

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
•
We are early in our development efforts and have not yet completed a clinical trial. We initiated our first clinical trial of a product candidate, VERVE-101, our product candidate targeting PCSK9, in 2022. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates into and through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed;
•
In vivo gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for VERVE-101, VERVE-102, our product candidate targeting PCSK9 using our proprietary GalNAc-LNP delivery technology, and VERVE-201, our product candidate targeting ANGPTL3, on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business;
•
We are also seeking to discover and develop new gene editing technologies and may not be successful in doing so;
•
The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials, and interim, preliminary, or top-line data from our clinical trials may materially change as participant enrollment continues, more participant data become available and audit and verification procedures are conducted. As a result, interim, preliminary, or top-line data from a clinical trial should be viewed with caution until the final data are available;
•
If we experience delays or difficulties in the enrollment of patients in our clinical trials, our clinical trials could experience significant delays and our receipt of necessary regulatory approvals could be delayed or prevented;
•
If any of the product candidates we develop, or the delivery modes we rely on to administer them, including lipid nanoparticles, cause serious adverse events, undesirable side effects or unexpected characteristics, such adverse events, side effects or characteristics could require us to abandon or limit development of the product candidates, delay or prevent regulatory approval of the product candidates, limit the commercial potential of our product candidates or result in significant negative consequences following any potential marketing approval;
•
Adverse public perception of genetic medicines, and gene editing and base editing in particular, may negatively impact demand for our potential products, and increased regulatory scrutiny of genetic medicines may adversely affect our ability to obtain regulatory approvals for our product candidates;
•
Genetic medicines are complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development programs, limit the supply of our product candidates we may develop, or otherwise harm our business;

•
We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success;
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
•
The intellectual property landscape around genome editing technology, including base editing, and delivery is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery, development and commercialization efforts; and
•
We face substantial competition, which may result in others discovering, developing or commercializing products before us or more successfully than we do. The market with respect to new products for the treatment of cardiovascular disease, for which the standard of care is well-established, is particularly competitive.

PART I

Item 1. Business.

Overview

We are a clinical-stage genetic medicines company pioneering a new approach to the care of cardiovascular disease, or CVD, transforming treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. Atherosclerotic cardiovascular disease, or ASCVD, is the most common form of CVD. We are developing a pipeline of gene editing programs targeting the three lipoprotein pathways that drive ASCVD: low-density lipoprotein, or LDL, triglyceride-rich lipoproteins, and lipoprotein(a), or Lp(a). Our lead programs target the PCSK9 and ANGPTL3 genes, respectively, which have each been extensively validated as targets for lowering LDL cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetime of patients with or at risk for ASCVD.

Our approach leverages multiple breakthroughs in 21st century biomedicine—human genetic analysis, gene editing, messenger RNA, or mRNA, -based therapies and lipid nanoparticle, or LNP, delivery—to target genes that are predominantly expressed in the liver in order to disrupt the production of lipoproteins that can cause ASCVD. We are advancing a pipeline of single-course in vivo gene editing programs, each designed to mimic natural disease resistance mutations and turn off specific genes in order to lower blood lipids, thereby reducing the risk of ASCVD. We intend to initially develop our lead programs for the treatment of patients with familial hypercholesterolemia, or FH, an inherited disease that causes life-long severely elevated blood LDL-C, leading to increased risk of early-onset ASCVD. If our programs are successful in FH, we believe they could also provide a potential treatment for the broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure.

VERVE-101, our initial product candidate targeting PCSK9, is designed to permanently turn off the PCSK9 gene in the liver. PCSK9 is a highly validated target that plays a critical role in controlling blood LDL-C through its regulation of the LDL receptor, or LDLR. Reduction of PCSK9 protein in the blood improves the ability of the liver to clear LDL-C from the blood. VERVE-101 utilizes LNP-mediated delivery, which binds to the LDLR, to target the liver and base editing technology to make a single DNA base pair change at a specific site in the PCSK9 gene in order to disrupt PCSK9 protein production.

We are conducting the Heart-1 clinical trial, a global Phase 1b open-label clinical trial, designed to evaluate the safety and tolerability of VERVE-101 in patients with heterozygous familial hypercholesterolemia, or HeFH, who have established ASCVD and uncontrolled hypercholesterolemia, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial includes three parts – (A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom as well as the U.S. Food and Drug Administration, or FDA, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country. We presented initial safety and pharmacodynamic data from the dose-escalation portion of the Heart-1 trial in November 2023. Enrollment is ongoing in the 0.45 mg/kg and 0.6 mg/kg cohorts of the single ascending dose portion, and we expect to complete enrollment of the Heart-1 clinical trial in 2024. With the FDA’s clearance of our investigational new drug application, or IND, to evaluate VERVE-101 for the treatment of patients with HeFH, we are working to activate U.S. trial sites and to dose the first patient in the United States for the Heart-1 trial. We expect to provide a data update from the Heart-1 clinical trial in the second half of 2024.

VERVE-102, our second product candidate targeting PCSK9, is delivered using our proprietary GalNAc-LNP delivery technology. Like VERVE-101, VERVE-102 is designed to permanently turn off the PCSK9 gene in the liver and is also being developed initially for the treatment of HeFH. VERVE-101 and VERVE-102 share an identical guide RNA, or gRNA, targeting PCSK9 as well as similar mRNA expressing an adenine base editor, or

ABE. The principal difference is in the LNP delivery system. We believe that delivering our PCSK9-targeting base editor via our proprietary GalNAc-LNP, which binds to the asialoglycoprotein receptor, or ASGPR, in addition to binding to the LDLR, may provide another opportunity to address this target. We began preclinical development to support a regulatory submission for VERVE-102 in early 2022. We plan to pursue a regulatory strategy initially outside the United States for the Heart-2 Phase 1b clinical trial for VERVE-102. Subject to regulatory clearances, we expect to initiate the Heart-2 clinical trial with VERVE-102 in patients with HeFH or premature coronary artery disease in the first half of 2024. Following an evaluation of clinical data from the Heart-1 and the Heart-2 trials, we plan to initiate a randomized, placebo-controlled Phase 2 clinical trial of either VERVE-101 or VERVE-102 in 2025.

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. Inhibition of ANGPTL3 protein has been shown to reduce LDL-C and triglyceride levels through a mechanism distinct from that of PCSK9. We plan to develop VERVE-201 for the treatment of homozygous familial hypercholesterolemia, or HoFH, as well as for patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally-tolerated standard of care therapies. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. For VERVE-201, we are utilizing our proprietary GalNAc-LNP delivery technology, which binds to the ASGPR in addition to, or in the absence of, LDLR, to deliver a base editor targeting the ANGPTL3 gene to the liver. We are conducting preclinical studies to support regulatory filings for the initiation of clinical development of VERVE-201. We plan to pursue a regulatory strategy initially outside the United States for the Phase 1b clinical trial for VERVE-201, and we expect to initiate a Phase 1b clinical trial with VERVE-201 in the second half of 2024, subject to regulatory clearances.

We are focused on building the preeminent company developing gene editing medicines to treat patients with ASCVD. We intend to leverage the expertise and capabilities of our team to expand our pipeline beyond PCSK9 and ANGPTL3 and apply our single-course gene editing approach to additional in vivo liver gene editing treatments, such as our program targeting LPA to develop a suite of single-course gene editing medicines that address the root causes of ASCVD. The following graphic summarizes our pipeline of programs.

Transforming cardiovascular care

Despite advances in treatment over the last 50 years, CVD remains a global epidemic. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. CVD remains the leading cause of death worldwide, responsible for nearly one in three deaths according to the World Health Organization. It is also a leading contributor to reductions in life expectancy and is one of the most expensive health conditions in the United States. According to the United States Centers for Disease Control and Prevention, CVD costs the U.S. healthcare system more than $350 billion per year in annual costs and lost productivity. Our goal is to disrupt the chronic care model for CVD by providing a new single-course gene editing treatment.

In ASCVD, the most common form of CVD, cholesterol drives the development of atherosclerotic plaque, a mixture of cholesterol, cells and cellular debris in the wall of a blood vessel that results in the hardening of the arteries. High cumulative life-long exposure to blood cholesterol, which is carried in three distinct types of blood carrier complexes known as LDL, triglyceride-rich lipoproteins, or Lp(a), is a root cause of ASCVD. Each of these three lipoproteins represents an independent pathway of risk for ASCVD, and we believe that concurrently reducing the blood lipids carried in more than one of these pathways should provide additive benefit for the treatment of ASCVD.

The relationship between lowering of cumulative LDL-C exposure and reduction in the risk of ASCVD is among the best understood relationships in medicine. Human genetic studies have shown that those with FH, an inherited disease, have life-long severely elevated blood LDL-C, which can lead to increased risk of early-onset ASCVD. Conversely, individuals born with resistance mutations that turn off a cholesterol-raising gene expressed in the liver, such as PCSK9, have life-long low levels of LDL-C and rarely suffer from ASCVD. These insights point to the importance of early aggressive treatment to reduce LDL-C exposure over a patient’s lifetime. For patients with established ASCVD, such as those who have previously suffered a heart attack, clinical treatment guidelines published by the American Heart Association, or AHA, and American College of Cardiology, or ACC, recommend lowering blood LDL-C to a goal of less than 70 mg/dL, and the European Society of Cardiology, or ESC, recommends lowering blood LDL-C to a goal of less than 55 mg/dL. If blood LDL-C is maintained low enough for long enough, the risk of a first ASCVD event, including a heart attack, can be dramatically reduced. Studies have shown that lowering LDL-C by 39 mg/dL for five years in patients with established ASCVD reduces the risk of a further event by 21%, whereas a similar degree of LDL-C difference over a lifetime reduces the risk of a first ASCVD event by up to 88%.

Current treatment approaches to lower LDL-C utilize continuous, life-long treatment, and due to the limitations of this chronic care model, cumulative exposure to LDL-C for many patients with ASCVD remains insufficiently controlled. The most common treatment for patients with ASCVD is daily statin pills in combination with recommended therapeutic lifestyle changes. There are several non-statin daily pills, including ezetimibe, bile acid sequestrants and bempedoic acid, that may be used alone or added sequentially to statin treatment in order to help patients with ASCVD reach recommended LDL-C goals. There are also two commercially approved monoclonal antibodies, or mAbs, evolocumab and alirocumab, that target and bind to PCSK9 protein and are typically administered via injection twice per month. In addition, inclisiran, a small interfering RNA, or siRNA, which is subcutaneously administered twice per year, has recently been commercially approved as another PCSK9-targeted therapy. In clinical trials for these commercially approved PCSK9-targeting therapies, these therapies demonstrated effective mean LDL-C lowering ranging from 40-60% from baseline in patients with HeFH. However, studies have shown that there are high rates of treatment discontinuation, gaps in treatment, and suboptimal adherence to the treatment regimen for the approved therapies, including two studies which showed that 50% of patients or fewer remained on treatment with PCSK9 inhibitor mAbs or statins over four years. Incomplete adherence to treatment may result in significant oscillation in blood LDL-C levels over a patient's lifetime.

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

Advantages of our single-course gene editing treatments for ASCVD

We believe that single-course gene editing treatments for patients with ASCVD have the potential to solve many of the challenges of being a patient under the chronic care model and to create a new paradigm for the treatment of this highly prevalent and life-threatening disease. By potently and durably controlling cumulative LDL-C exposure throughout a patient’s lifetime, we believe our gene editing medicines could fundamentally address many challenges patients with or at risk for ASCVD face with the chronic care model and relieve the significant burden placed on patients, providers and the healthcare system.

The first illustrative graphic below depicts the journey of a hypothetical patient with FH who began standard-of-care treatment after suffering a heart attack at age 44, at which point the patient was diagnosed with ASCVD, and the potential consequences of incomplete control of LDL-C over several years due to poor treatment adherence and insufficient healthcare access. The second illustrative graphic below depicts the journey of the same hypothetical patient with FH who, in this case, received a single-course gene editing treatment and avoided ASCVD events as a result.

To achieve our goal of transforming the treatment of ASCVD, we are developing a pipeline of single-course gene editing treatments that leverage multiple breakthroughs of 21st century biomedicine—human genetic analysis, gene editing, mRNA-based therapies and LNP-mediated delivery. We believe our approach benefits from the following potential advantages:

•
Validated liver targets implicated in ASCVD risk: Our approach specifically targets genes that are predominantly expressed in the liver and have been validated through human genetics research. Naturally occurring mutations in each of these target genes are associated with a reduced risk of ASCVD. Such resistance mutations in PCSK9, even in adults with homozygous mutations and complete PCSK9 protein deficiency, do not appear to have any adverse health consequences.
•
Potent, durable and life-long lowering of blood lipids through a single-course gene editing treatment: We are leveraging gene editing technologies, including base editing, to make a permanent change in the target gene and disrupt the production of specific proteins that cause ASCVD. We believe that our gene editing approach has the potential to potently and durably lower blood lipids throughout a patient’s lifetime, thereby reducing their risk of ASCVD.
•
Designed and optimized approach to reduce or avoid safety risks: To optimize the safety profile of our gene editing programs, we utilize non-viral LNP delivery of a gene editor to the liver, including our proprietary GalNAc-LNP delivery technology, due to the potentially superior safety profile of LNPs compared with available viral delivery approaches, specifically the minimization of genome integration risk and immunogenicity. In addition, we use base editing for our lead programs, which enables highly precise editing at the single base pair level of the specified gene target. Gene editing has the potential to avoid random gene insertions that occur with viral vector gene therapy DNA construct. Base editing may also minimize the risk of unwanted DNA modifications associated with double-stranded breaks from nuclease-based editing approaches. Finally, we extensively screen pairs of gene editors with gRNA in human cells, mice and non-human primates, or NHPs, to maximize the likelihood that our gene editing programs will have limited or no off-target editing effects.
•
A suite of complementary single-course gene editing treatments to broadly reduce blood lipids and ASCVD risk: We are focused on targeting distinct pathways implicated in elevated blood lipid levels and related ASCVD risk. VERVE-101 and VERVE-102 are designed to target the PCSK9 gene, a validated regulator of blood LDL-C levels. VERVE-201 is designed to target the ANGPTL3 gene, a regulator of both cholesterol and triglycerides that contributes to ASCVD risk independent of the PCSK9 pathway. We believe that patients with refractory hypercholesterolemia may also benefit from treatment with VERVE-201.
•
Potential to manufacture our programs in a scalable manner to reach a broad population: We have designed our single-course gene editing treatments as LNPs encapsulating mRNA and gRNA, a similar construction to that used in mRNA-based vaccines approved by the FDA for the prevention of COVID-19. As a result of the COVID-19 pandemic, there has been significant investment, validation and real-world application of these technologies on a global scale, which should enhance our potential to manufacture our gene editing programs for use with a broad patient population.

Our strategy

We are executing a strategy with the following key elements:

•
Employ a stepwise approach to realize the full potential of our PCSK9 and ANGPTL3 programs. We are pioneering a new approach with single-course gene editing medicines aimed at transforming the care of patients with or at risk for ASCVD. We are initially developing VERVE-101 and VERVE-102 for the treatment of HeFH, an inherited cardiovascular disease that causes life-long elevated LDL-C levels and leads to early-onset ASCVD. We are initially developing VERVE-201 for the treatment of HoFH, an inherited cardiovascular disease that causes extremely elevated LDL-C levels. If we successfully develop these product candidates for the treatment of patients with FH, we believe they could also be used to treat the broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe these treatments could be potentially developed for administration to people at risk for ASCVD as a preventative measure.
•
Expand our pipeline of gene editing treatments within ASCVD and beyond to additional CVD indications. We are expanding beyond our PCSK9 and ANGPTL3 programs with other research and discovery programs, including one directed at Lp(a), another root cause of ASCVD, using a novel gene editor tailored to target the LPA gene. We intend to develop a suite of single-course gene editing medicines that address additional root causes of ASCVD. We believe our approach may be applicable to additional CVD indications with high unmet need driven by mutations in target genes expressed in the liver.

•
Expand, develop and commercialize our portfolio of single-course in vivo gene editing programs through strategic relationships. We aim to leverage our technical expertise and capabilities with respect to gene editing to attract and cultivate strategic relationships that facilitate our ability to bring differentiated product candidates to patients. In October 2023, Eli Lilly and Company, or Lilly, acquired certain product rights under our Amended and Restated Collaboration and License Agreement, or the ARCLA, with Beam Therapeutics Inc., or Beam, including the right to opt-in to share development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States for our PCSK9 and ANGPTL3 programs. In July 2022, we established an exclusive, four-year global research collaboration with Vertex Pharmaceuticals Incorporated, or Vertex, focused on discovering and developing an in vivo gene editing program for a single undisclosed liver disease using a novel gene editor tailored to the gene target. In June 2023, we entered into an exclusive, five-year global research collaboration with Lilly focused on advancing our in vivo gene editing Lp(a) program. We may enter into additional collaborations intended to develop and/or commercialize novel in vivo gene editing programs for targets of interest.
•
Leverage our expertise and access to multiple gene editing technologies to determine the best editing technology for the target of interest. We believe that the deep expertise of our team in human genetics, gene editing technologies, computational biology, mRNA biology, off-target analysis and genetic medicine delivery modalities combined with multiple in-licensed gene editing technologies, including base editing and CRISPR nucleases, positions us to be able to develop single-course gene editing medicines designed to make a precise, predictable and permanent change in a target gene for the treatment of ASCVD. For each new target, our expertise allows us to systematically evaluate multiple gene editing technologies to identify the optimal approach based on potential efficacy and safety.
•
Advance LNP delivery technology leveraging both external as well as internal LNP capabilities to deliver gene editors to the liver. On a target-by-target basis, we evaluate the best options for non-viral LNP delivery from our external partnerships or our internal LNP discovery platform. For VERVE-101, we have licensed lipid technology from Acuitas Therapeutics, Inc., or Acuitas, and for VERVE-102 and VERVE-201, we have licensed lipid technology from Novartis Pharma AG, or Novartis. Additionally, our internal team’s expertise in biodegradable LNP chemistry, formulation and manufacturing has enabled us to develop and screen potent, liver-directed LNPs, including novel liver-targeting GalNAc-LNPs, which may offer superior delivery in certain CVD patient populations and is being used to deliver VERVE-102 and VERVE-201.
•
Develop manufacturing capabilities to produce in vivo gene editing medicines at scale. We are currently working with Good Manufacturing Practice, or GMP, vendors to produce all components of our product candidates for our clinical trial batches. We have also developed proprietary production processes designed to yield high-purity and high-quality mRNA that are crucial for in vivo liver editing applications. We are continuing to invest in process development capabilities for efficient and scalable mRNA, gRNA, lipid, and LNP production in order to fulfill our vision of delivering gene editing medicines to millions of patients with CVD.
•
Build the leading cardiovascular gene editing company by maintaining a dynamic culture that attracts and retains a talented and collaborative team. We have attracted a talented team of scientists, cardiologists, drug developers and business professionals, as well as experts in the fields of human genetics, gene editing technologies, computational biology, mRNA biology, off-target analysis and genetic medicine delivery modalities. Developing gene editing medicines that transform the care of CVD requires that we solve many new and complex problems as a natural component of the drug discovery and development process. Our vision, values, talent and strategy are essential to maximizing our ability to address these problems and bring forward a new approach to treating the leading cause of death in the world.

Our approach

We believe that the following key elements of our approach will help us achieve our goal of delivering single-course gene editing treatments on a global scale for millions of patients with ASCVD.

Target gene selection

We focus on validated genes in the liver-cardiovascular axis, which are genes predominantly expressed in the liver and where disrupting protein production or introducing a beneficial mutation may effectively treat an underlying cause of ASCVD. When considering targets for our programs, we evaluate the following criteria:

•
human genetic evidence that loss-of-function mutations confer resistance to disease;

•
human genetic evidence that loss-of-function mutations do not have adverse effects, and that homozygous loss of function, inheriting two mutant alleles, are well tolerated;
•
human clinical proof-of-concept data for targeting with other modalities to support the potential safety and efficacy of permanent gene editing;
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

Editor selection

We selected gene editing as the core technology to develop our single-course gene editing treatments for ASCVD because we believe it offers the potential for durability of effect and versatility in the type of genetic modification compared to other genetic medicine approaches, including gene therapy and RNA therapeutics. We have access to multiple gene editing technologies through in-licensed technology including base editing and CRISPR nucleases. We are also seeking to discover new gene editing technologies. We believe having the flexibility to apply different gene editing technologies to different single-course treatments for ASCVD enables us to identify the best potential option for any given therapeutic application.

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

Through the ARCLA, we have access to two different types of base editors—ABEs and cytosine base editors, or CBEs, each of which has a modified Cas9 protein bound to a gRNA, retaining the ability to target a genomic sequence, yet avoiding double-stranded DNA breaks. The base editors are distinguished by the kind of deaminase, the base editing enzyme that carries out the chemical modification, that is fused to Cas9. The deaminase makes a predictable chemical modification, called deamination, of the amine group on either an adenine, or A, base or a cytosine, or C, base.

For VERVE-101, VERVE-102, and VERVE-201, we are using an ABE to permanently convert an A:T base pair to a G:C base pair. This single base pair change at the specific site within the PCSK9 or ANGPTL3 gene alters the gene in such a way that no functional PCSK9 or ANGPTL3 protein is made, disrupting its role in maintaining elevated levels of circulating blood lipids.

Off-target editing evaluation

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

Our approach to minimizing off-target editing involves the use of multiple orthogonal assays that provide a comprehensive assessment of the potential for off-target editing with our editors. These include bioinformatic methods as well as in vitro methods that detect editing at single-nucleotide resolution via DNA sequencing, such as ONE-seq which utilizes a computationally designed synthetic DNA library with sequence similarity to the on-target locus or Digenome-seq where DNA extracted from cells provides an un-biased assessment of edited loci. Both experimental methods provide a complementary and rigorous workflow for candidate site nomination. We have also developed highly sensitive hybrid capture assays for assessing these nominated candidate sites and assays for assessing structural variants and guide-independent effects across the genome and transcriptome. We believe that our internal expertise in the application of multiple innovative techniques to evaluate off-target editing gives us a leading position in the field and the ability to rapidly advance future programs.

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

On a target-by-target basis, we evaluate the optimal LNP delivery options from either external partnerships or our internal LNP discovery platform. For VERVE-101, we have licensed lipid technology from Acuitas, an established company with a track record of partnering and developing LNPs for clinical use. For VERVE-102 and VERVE-201, we have licensed lipid technology from Novartis and are using our proprietary GalNAc-LNP technology for delivery.

We view our internal LNP discovery platform as an important source of delivery technology for our current and future therapeutic programs. We are optimizing our internal LNP discovery platform by focusing on:

•
strategies to enhance delivery to the liver in certain CVD patient populations, such as patients with HoFH, in whom LNP-mediated delivery may be challenging;
•
improved efficiency of delivery to the liver, such that lower doses of RNA payload could be used;
•
wider therapeutic indices to optimize the benefit-risk profile of our product candidates; and
•
improved stability.

We believe that our internal LNP discovery platform will yield improvement in our product candidates for current and future programs. We are continuing to invest and build out capabilities in the development of novel and optimized GalNAc-targeting ligands, optimal lipid anchors, optimal compositions and ratios of LNP components, and optimal processes of addition and LNP formulation with targeting ligands. We believe GalNAc provides a delivery platform for patients with both forms of FH and potentially may be applicable in other applications where liver-directed delivery is advantageous.

Single-course therapy

We are designing our single-course gene editing treatments to be administered as single-dose regimens through intravenous infusion, which is supported by data generated in our preclinical studies in NHPs. However, an advantage of using LNPs is the potential for split-dosing. In the case of our gene editing programs, we may elect to dose patients using a single, short course consisting of a limited number of split doses over a short period of time to improve safety, efficacy or both. In patients who may not receive an adequate therapeutic effect with a single course of treatment, our approach may enable the option to re-dose. Patisiran, an approved

LNP-encapsulated siRNA, is chronically administered without safety and efficacy concerns for patients with transthyretin amyloidosis. This is in contrast to viral vectors, which face safety and efficacy challenges with re-dosing.

The value of a single-course gene editing treatment will be determined by the safety, potency and durability of its desired effect. We believe a single-course treatment with our lead programs could durably lower LDL-C throughout the lifetime of patients with or at risk for ASCVD. Our gene editing treatments are designed to make a permanent change in the DNA of liver cells. Transient expression of ABE protein in hepatocytes is designed to lead to permanent editing of the PCSK9 and ANGPTL3 genes, as applicable. Since liver cells turn over predominantly through division of mature hepatocytes that themselves will carry the PCSK9 or ANGPTL3 edit, we believe that the efficacy resulting from such edit will be durable.

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

We believe that single-course gene editing treatments could provide durable and transformative outcomes, producing sustained health benefits for patients with ASCVD.

Scalable manufacturing

By designing our gene editing treatments as LNPs encapsulating mRNA and gRNA, we expect to benefit from the potential for scalable and cost-effective manufacturing processes enabling the opportunity to treat millions of patients with CVD.

Our product candidates are similar to two validated and approved drug classes: LNP-encapsulated siRNAs, such as patisiran, and LNP-encapsulated mRNA-based COVID-19 vaccines, which are LNPs containing a long mRNA molecule for the spike protein of SARS-CoV-2. Significant investments have been made by multiple organizations to enhance the supply chain for all components and processes related to mRNA production, LNP production and fill-finish. We believe we will ultimately benefit from the increased global capacity for LNP-encapsulated mRNA production over the next several years.

We are currently working with GMP vendors to produce all components of our product candidates for our clinical trial batches. These include plasmid DNA preparation, mRNA production via in vitro transcription reactions, gRNA synthesis via solid state synthesis, lipid synthesis and LNP formulation and fill finish. Working closely with these vendors, we have successfully executed batches at clinical scale.

We are also investing in the buildout of internal process development capabilities in RNA production and LNP formulation, which we believe will become one of our core competencies in the future. The goals of this internal process development capability are to scale up production batches, to make improvements in order to enhance quality, consistency and stability, and to reduce costs. Further, we are investing in analytical method development including bioactivity and potency assays that will be critical to further product development, batch comparability assessments and additional manufacturing growth.

Familial hypercholesterolemia: our initial focus for our single-course gene editing treatments

We are developing our lead programs initially for the treatment of patients with FH, which is an inherited disease leading to life-long severely elevated blood LDL-C and increased risk of early-onset ASCVD. Individuals with FH often harbor a mutant allele and are thereby genetically heterozygous for the disease, known as HeFH, or two mutated alleles and are therefore genetically homozygous for the disease, known as HoFH. HoFH is typically more severe than HeFH.

Men and women with untreated HeFH typically have LDL-C levels ranging from approximately 200 to 400 mg/dL and develop ASCVD before age 50 and 60, respectively. The estimated prevalence of HeFH is roughly one in 250, which translates to about 1.3 million patients in the United States, 2.1 million in the European Union and the United Kingdom and approximately 31 million worldwide. Men and women with HoFH have LDL-C levels above 500 mg/dL and typically develop ASCVD before the age of 20 and, without intervention, die before age 30. The estimated prevalence of HoFH is roughly one in 250,000, which translates to about 1,300 patients in the United States.

FH can be clinically diagnosed based on a combination of factors, including the concentration of blood LDL-C, physical findings, personal or family history of hypercholesterolemia and early onset of ASCVD. FH is often silent until the development of a heart attack at a young age, at which time a family history of ASCVD and elevated LDL-C levels are often the only findings. One early diagnostic marker of the FH phenotype is an LDL-C level of greater than 190 mg/dL. An analysis of LDL-C elevations as an initial FH patient feature from six prospective cohort studies was associated with up to a five-fold elevated ASCVD risk over 30 years of follow-up. ASCVD development was accelerated in those with the FH phenotype by 10 to 20 years in men and 20 to 30 years in women. In HoFH, patients typically develop atherosclerosis in childhood, initially in the aortic root, causing supravalvular aortic stenosis, and then extending into the coronary arteries. If the LDL-C level is not effectively reduced, people with HoFH die prematurely of ASCVD. The severity of atherosclerosis in FH is proportional to the extent and duration of elevated blood LDL-C levels.

While dietary and lifestyle changes are important for LDL-C lowering in patients with FH, multidrug treatment over the course of the patient’s lifetime is often required to achieve and sustain recommended LDL-C levels. For many FH patients, their LDL-C levels remain inadequately controlled despite available treatments; only 3% of patients with HeFH in a global registry were found to have LDL-C levels at or below the clinical treatment guidelines. Despite the availability of approved treatments, effectively controlling LDL-C levels long-term in patients with or at high risk for FH and ASCVD remains a significant unmet need.

Our PCSK9 program

Our product candidates, VERVE-101 and VERVE-102, are designed to each be a single-course in vivo gene editing treatment targeting the PCSK9 gene. We are strategically developing VERVE-101 and VERVE-102 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. For VERVE-101 in the Heart-1 clinical trial, we are initially focused on a high-risk subset of patients with HeFH and ASCVD. If successful, we plan to expand in later stage clinical development into a broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure

Patients with HeFH have extremely high LDL-C levels in the blood from an early age. Over time, high LDL-C builds up in the arteries, leading to formation of atherosclerotic plaque, reduced blood flow or blockage and ultimately heart attack or stroke. We believe that inactivation of the PCSK9 gene will result in lower PCSK9 protein levels, leading to lower LDL-C levels and reduced risk for ASCVD. Clinical trials conducted by others evaluating PCSK9 inhibitors have suggested that targeting PCSK9 has the potential to work in patients with HeFH regardless of the underlying mutation or cause.

PCSK9 as a target

The PCSK9 gene plays a critical role in the regulation of blood LDL-C through its regulation of the LDLR gene. The PCSK9 gene produces a protein in the liver that is released into the blood. LDLR is present on the surface of liver cells and binds to LDL and removes LDL from circulation. The LDL bound to LDLR is taken up by liver cells to enable the breakdown of LDL particles. LDLR is then recycled back to the surface of the cell, enabling the process of LDL uptake to recur. PCSK9 protein in the blood interrupts this LDLR recycling process. Specifically, PCSK9 protein in the blood binds to LDLR and targets LDLR for destruction. In doing so, PCSK9 protein reduces the number of LDLRs on the liver cell surface, thereby reducing the ability of the liver to clear LDL from the blood.

As reported in The New England Journal of Medicine, one study found that adults with naturally occurring loss-of-function mutations in the PCSK9 gene had LDL-C levels that were 38 mg/dL lower than adults without the mutation, and those with the mutation had an 88% lower risk of ASCVD. Human genetic studies also showed that carrying naturally occurring loss-of-function mutations in one or both copies of the PCSK9 gene was not associated with any apparent adverse health consequences.

In addition to human genetic studies, human pharmacology studies have provided validation for PCSK9 as a target. The impact of PCSK9 inhibition on cardiovascular outcomes has been established by two large, randomized, double-blind, placebo-controlled studies of two approved mAbs that bind to PCSK9 protein and block its activity, the FOURIER trial and the ODYSSEY OUTCOMES trial. The FOURIER trial demonstrated that treatment with evolocumab in addition to background statin therapy over a median of 2.2 years reduced major cardiovascular events by an additional 15% in patients with established ASCVD, with evidence of continued safety and increasing cardiovascular event reduction benefit that accrued over an additional five years of follow-up in the FOURIER open-label extension study. The ODYSSEY OUTCOMES trial demonstrated that treatment with alirocumab in addition to background statin therapy over a median of 2.8 years reduced major cardiovascular events by an additional 15% in patients with established ASCVD. Treatment with these mAbs demonstrated an approximately 60% reduction in LDL-C on average across clinical trials when compared with placebo treatment. Notably, in both trials, with the exception of injection site reactions, overall adverse event rates were similar between patients treated with placebo or drug, with no observed increase of new-onset diabetes, worsening glycemic control or neurocognitive adverse events.

The PCSK9 target has been further validated by inclisiran, which was approved by the European Medicines Agency, or EMA, in 2020 and by the FDA in December 2021. In the ORION-9 trial, the pivotal Phase 3 trial of inclisiran in patients with HeFH, the percent change in the PCSK9 level after 510 days was a decrease of 60.7% in the inclisiran-treated group compared with baseline, which led to a reduction in LDL-C after 510 days of 39.7% compared to baseline.

We believe the human genetic studies and the human pharmacology with PCSK9 inhibitors provide substantial evidence that targeting PCSK9 is a potentially safe and effective approach to lower LDL-C and reduce ASCVD risk.

VERVE-101

VERVE-101 consists of an LNP encapsulating an mRNA encoding an ABE and a gRNA. Four lipid components assemble along with the RNAs to form a dense, stable LNP. VERVE-101 is designed to be infused intravenously into the patient over approximately one to two hours, and then accumulates in the liver. Prior to administration of VERVE-101, a pre-medication regimen is given that consists of antihistamines and steroids. Once in the liver, VERVE-101 is brought into hepatocytes and escapes into the cytoplasm where the base editor protein is transiently expressed. The gRNA then binds to the base editor protein, and the complex is carried into the nucleus to locate the gene target specified by the 20-nucleotide spacer sequence of the gRNA. The ABE binds to the DNA and makes a single A-to-G spelling change at the target site, thereby turning off the PCSK9 gene. The ABE mRNA construct is codon-optimized and contains chemical modifications to reduce the potential for mRNA-mediated immune responses. The gRNA sequence has several chemical modifications to enhance in vivo stability to endonucleases and exonucleases.

Heart-1 clinical trial

The Heart-1 clinical trial is designed to enroll patients with HeFH who have established ASCVD and uncontrolled hypercholesterolemia and evaluate the safety and tolerability of VERVE-101 administration, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C. The trial includes three parts—(A) a single ascending dose portion, followed by (B) an expansion single-dose cohort, in which additional participants will receive the selected potentially therapeutic dose and (C) an optional second-dose cohort, in which eligible participants in lower dose cohorts in Part A have the option to receive a second treatment at the selected potentially therapeutic dose. During our interactions with regulators in New Zealand and the United Kingdom as well as the FDA, country-specific protocols have been developed to account for various modifications to eligibility, design, and conduct in each country.

In November 2023, we presented interim data from our Heart-1 clinical trial. Initial safety data reported were from all ten patients enrolled as of a data cut-off date of October 16, 2023. One patient who received a 0.45 mg/kg dose had not reached day 28 as of the data cut-off date and was not included in the efficacy analysis.

Following a single infusion of VERVE-101, dose-dependent reductions in pharmacodynamic measures of blood PCSK9 protein levels and LDL-C, a validated measure of clinical efficacy for this patient population, were observed one month after treatment. In the interim dataset, six patients were treated at sub-therapeutic doses (0.1 mg/kg and 0.3 mg/kg) and three patients were treated at potentially therapeutic doses (0.45 mg/kg and 0.6 mg/kg). The two patients treated with 0.45 mg/kg of VERVE-101 had a time-averaged blood PCSK9 protein reduction of 59% and 84% and a time-averaged LDL-C reduction of 39% and 48%. The patient treated with 0.6 mg/kg of VERVE-101 had a time-averaged blood PCSK9 protein reduction of 47% and a time-averaged LDL-C reduction of 55%. In this single participant in the highest dose cohort, the 55% reduction in LDL-C was durable out to 180 days, with follow-up ongoing. Blood PCSK9 protein and LDL-C reductions were quantified as percent change from baseline using the time-weighted average from day 28 through last available follow-up.

The initial safety profile observed in the Heart-1 clinical trial supported continued development of VERVE-101, and the adverse events were consistent with the severe, advanced ASCVD patient population enrolled. VERVE-101 was well-tolerated in the two lower dose cohorts, with no treatment-related adverse events observed. In the two higher dose cohorts, treatment-related adverse events were observed, including transient, mild or moderate infusion reactions and transient, asymptomatic increases in liver transaminases with mean bilirubin levels below the upper limit of normal. The increase in liver transaminases in the patient dosed in the 0.6 mg/kg cohort was classified as a Grade 3 laboratory abnormality. All infusion reactions and liver transaminase elevations resolved without clinical sequelae. Two patients experienced serious adverse events, which were each cardiovascular events in the context of severe underlying ASCVD. One patient dosed in the 0.3 mg/kg cohort had a fatal cardiac arrest approximately five weeks after treatment due to underlying ischemic heart disease, which was determined by the investigator and independent data and safety monitoring board, or the DSMB, to be unrelated to treatment. One patient dosed in the 0.45 mg/kg cohort experienced a myocardial infarction (Grade 3) the day after treatment. The event was considered potentially related to treatment due to the proximity to dosing. The event occurred in the setting of unstable chest pain symptoms prior to dosing that were unreported to investigators. Coronary angiography taken after the event showed critical left main equivalent coronary artery disease. The same patient also experienced non-sustained ventricular tachycardia (Grade 2) more than four weeks after dosing, which was determined to be unrelated to treatment. All safety events were reviewed with the independent DSMB who recommended continuation of trial enrollment with no protocol changes required.

Enrollment is ongoing in the 0.45 mg/kg and 0.6 mg/kg cohorts of the single ascending dose portion, and we expect to complete enrollment of the Heart-1 clinical trial in 2024. With the FDA’s clearance of our IND for VERVE-101, we are working to activate U.S. trial sites and to dose the first patient in the United States for the Heart-1 clinical trial. We expect to provide a data update from the Heart-1 clinical trial in the second half of 2024.

Preclinical studies

We developed VERVE-101 based on extensive screening of a large library of gRNA candidates, evaluation of multiple LNP formulations and optimization of the ABE mRNA construct. We have tested a mouse surrogate of VERVE-101, precursor formulations of VERVE-101 and VERVE-101 itself in vitro and in vivo across multiple animal models. In these studies, we have observed the following:

•
high PCSK9 gene editing activity in the liver by a mouse surrogate of VERVE-101 in both wild type mice and heterozygous LDLR knockout mice, a well-established mouse model of HeFH, at doses of 0.05, 0.1 and 0.5 mg/kg;
•
dose-responsive liver PCSK9 gene editing, blood PCSK9 protein reduction, and LDL-C reduction in NHPs, with a 1 mg/kg dose of VERVE-101 achieving approximately 71% whole liver editing, approximately 85% reduction in blood PCSK9 protein and approximately 64% reduction in LDL-C;
•
two and a half year NHP durability data for blood PCSK9 protein and LDL-C reduction following treatment with VERVE-101, with average reductions of 93% for blood PCSK9 protein and 75% for LDL-C at the 1.5 mg/kg dose;
•
VERVE-101 editing occurred predominantly in the liver within 24 hours of treatment in NHP studies at doses ranging from 0.75 mg/kg to 1.5 mg/kg, while the ionizable lipid, the major component of the LNP, was largely eliminated from the liver within two weeks of dosing;
•
VERVE-101 demonstrated potency in NHPs at doses as low as 0.5 mg/kg and could be administered in repeat doses, with increased PCSK9 editing observed in an NHP study following three separately administered doses of 0.5 mg/kg;
•
no evidence of germline editing in an analysis conducted in sexually mature male NHPs receiving a 1.5 mg/kg dose of VERVE-101;
•
no transmissions of the PCSK9 gene edit to the offspring of female or male mice treated with the murine surrogate of VERVE-101;
•
sustained editing of the PCSK9 gene in regenerated liver lobes at 95 days post-treatment, as demonstrated in a partial hepatectomy mouse model designed to determine durability of PCSK9 base editing in the liver;
•
transient, mild elevations in liver function tests in NHPs following administration of VERVE-101 that entirely resolved within two weeks; and
•
no significant off-target editing in primary human hepatocytes after evaluation at any of approximately 6,000 potential off-target sites.

We have explored the pharmacodynamics of liver editing and consequent effect on blood PCSK9 protein levels across a large number of iterative NHP studies. We have identified a linear relationship between editing of the PCSK9 gene in liver cells and blood PCSK9 protein levels. In NHPs, we have achieved a reduction of greater than 60% in PCSK9 protein with a whole liver editing rate of approximately 50% to 55%. We believe that this relationship between whole liver editing and PCSK9 reduction should be similar in humans. We have also identified a strong pattern of correlation between blood PCSK9 protein reduction and LDL-C reduction in data from aggregated NHP studies at various doses, though variability was common.

VERVE-102

VERVE-102, our second product candidate targeting the PCSK9 gene delivered using our proprietary GalNAc-LNP delivery technology, is also being developed initially for the treatment of HeFH. VERVE-101 and VERVE-102 share an identical gRNA targeting PCSK9 as well as similar mRNA expressing an ABE. They differ principally in the LNP delivery system. We believe that delivering our PCSK9-targeting base editor via our GalNAc-LNP, which binds to ASGPR in addition to LDLR, may provide another opportunity to address this target. In a short-term preclinical study of VERVE-102 in NHPs (n=3), mean reductions in PCSK9 protein of 87% and 73% were observed at days 8 and 15, respectively, following single dose administration at 4.5 mg/kg. In a long-term preclinical study of VERVE-102 in NHPs, a durable time-averaged mean LDL-C reduction of 62% was sustained up to six months following single dose administration at 3 mg/kg (n=4).

We plan to pursue a regulatory strategy initially outside the United States for the Heart-2 Phase 1b clinical trial for VERVE-102. Subject to regulatory clearances, we expect to initiate the Heart-2 clinical trial with VERVE-102 in patients with HeFH or premature coronary artery disease in the first half of 2024.

Our ANGPTL3 program

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. We plan to develop this program for the treatment of HoFH, as well as for refractory hypercholesterolemia. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure.

For VERVE-201, we are utilizing our proprietary GalNAc-LNP delivery technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. Incorporating a GalNAc ligand into our proprietary LNP allows the LNP to bind to ASGPR in the liver in addition to, or in the absence of, LDLR, thereby enabling uptake into the liver in HoFH patients.

We are conducting preclinical studies to support regulatory filings for the initiation of clinical development of VERVE-201. We plan to pursue a regulatory strategy initially outside of the United States for the Phase 1b clinical trial for VERVE-201, and we expect to initiate a Phase 1b clinical trial with VERVE-201 in the second half of 2024, subject to regulatory clearances.

ANGPTL3 as a target

The ANGPTL3 gene has emerged as a promising target for severe hyperlipidemia. The ANGPTL3 protein is produced almost exclusively in the liver and released into the blood. It was first identified as a regulator of cholesterol and triglyceride metabolism through genetic studies of a naturally occurring strain of mice with low cholesterol, low triglycerides and low circulating fatty acids. The main function of the ANGPTL3 protein is the inhibition of lipoprotein lipase, an enzyme on the surface of blood vessels in the heart, skeletal muscle and fat that is responsible for the breakdown and clearance of circulating triglycerides. ANGPTL3 protein has also been shown to regulate LDL-C by a mechanism that does not depend on LDLR expression, which is in contrast to the mechanism by which PCSK9 regulates LDL-C.

Human genetic studies, conducted by our founders, determined that naturally occurring loss-of-function mutations in the ANGPTL3 gene result in extremely low levels of triglycerides, LDL-C and high-density lipoprotein cholesterol. Subsequent studies determined that there were no apparent adverse health consequences observed in patients who naturally lack ANGPTL3 function. Furthermore, individuals completely lacking ANGPTL3 gene function were free from coronary atherosclerotic plaques evaluated by coronary computerized tomography scan, compared to matched control family members. Two independent population genetic studies of individuals carrying a single mutated copy of ANGPTL3 demonstrated that partial loss of ANGPTL3 function is protective against ASCVD, with a 34% and 41% lower risk, respectively, compared to individuals without any ANGPTL3 mutations. Collectively, these studies provided strong evidence for ANGPTL3 as a potential therapeutic target for hyperlipidemia and ASCVD risk reduction.

Multiple therapeutic approaches targeting ANGPTL3 have been developed or are being evaluated in the clinic and provide further validation for ANGPTL3 as a target. Evinacumab is a commercially approved mAb targeting

ANGPTL3 that has been shown to effectively lower LDL-C and triglycerides in patients with HoFH and HeFH. The Phase 3 trial for evinacumab in patients with HoFH demonstrated a 49% reduction of LDL-C and a 50% reduction of triglycerides after 24 weeks compared to placebo.

The LDL-C lowering effect of evinacumab has been demonstrated to be additive to that of PCSK9 inhibition. In a late-stage clinical trial of patients with refractory hypercholesterolemia, due to HeFH in the majority of cases, the addition of evinacumab to a PCSK9 inhibitor further reduced LDL-C by 56% compared to placebo. In addition, other investigational agents targeting ANGPTL3 are being evaluated in patients with severe hypertriglyceridemia or CVD, including two different siRNA programs targeting ANGPTL3 from Arrowhead Pharmaceuticals, or Arrowhead, as well as Lilly, and a gene editing program from CRISPR Therapeutics, or CRISPR.

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
•
in humanized ANGPTL3 transgenic mice treated with VERVE-201, up to 98% reduction in ANGPTL3 protein at 2.5 mg/kg and 3.0 mg/kg;
•
durability data in NHPs for an ABE-ANGPTL3 precursor formulation demonstrated an ANGPTL3 protein reduction of 97% and triglyceride reduction of 71% seen at two years following a single treatment;
•
proof-of-concept data in an internally developed NHP model of HoFH using a single treatment of two different formulations of our proprietary GalNAc-LNPs to deliver an ANGPTL3-targeted base editor demonstrated approximately 94% (n=3) and 97% (n=3) reduction in blood ANGPTL3 protein, respectively, and reductions in LDL-C of nearly 100 mg/dL, which was an approximately 35% reduction from baseline;
•
in LDLR-deficient NHPs, mean whole liver ANGPTL3 editing of 60%, mean 84% reduction in blood ANGPTL3 protein, mean 46% decrease in LDL-C and a mean 54% decrease in circulating triglycerides following administration at 3.0 mg/kg dose (n=4);
•
dose-responsive mean whole liver ANGPTL3 gene editing of 55% and 63% and mean blood ANGPTL3 protein reduction from baseline of 89% and 96% in wild-type NHPs following administration at 1.5 mg/kg (n=6) and 3.0 mg/kg doses (n=16), respectively, out to six months following treatment; and
•
transient, mild elevations in liver function tests following administration of VERVE-201 to NHPs that resolved within two weeks.

Discovery and validation of LNPs

Prior to nominating VERVE-201 as a product candidate, we used a rigorous process to optimize preclinical safety and efficacy. We performed a number of studies evaluating precursor formulations of an ANGPTL3-targeted base editor as well as multiple precursor formulations of our proprietary GalNAc-LNPs to deliver the editor.

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

NHP model of HoFH

In order to create a model of HoFH in NHPs, we edited the LDLR gene in wild-type NHPs and eliminated LDLR expression in the liver using a Cas9 and dual gRNA strategy encapsulated in standard LNPs, which led to nearly 70% whole liver DNA editing at the LDLR gene and resulted in an approximately 94% reduction in LDLR protein in the liver and a six-fold increase in blood LDL-C.

Validation in NHP models of HoFH using proprietary GalNAc-LNPs

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

In an additional preclinical study of LDLR-deficient NHPs designed to mimic the physiology of patients with HoFH, we developed LDLR-deficient NHPs (n=4), resulting in an increase in mean LDL-C from 55 to 458 mg/dL. Subsequent treatment in these NHPs with VERVE-201 at a dose of 3.0 mg/kg led to mean whole liver DNA editing at the ANGPTL3 gene of 60%, mean 84% reduction in blood ANGPTL3 protein, mean 46% decrease in LDL-C (from 458 to 247 mg/dL) and a mean 54% decrease in circulating triglycerides.

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

We have completed a large confirmatory dose-response study in 34 wild-type NHPs. In this study, we administered an ANGPTL3 base editor using a GalNAc-LNP at 1.5 mg/kg (n=6) and 3.0 mg/kg (n=16) with a control group (n=12). We observed mean whole liver DNA editing at the ANGPTL3 gene of 55% and 63% and mean blood ANGPTL3 protein reduction from baseline of 89% and 96%, at 1.5 and 3.0 mg/kg doses, respectively, with durable effects observed out to six months following treatment. We also observed decreased liver triglyceride mass, a nonclinical surrogate for hepatic fat accumulation, in NHPs treated with either 1.5 mg/kg or 3.0 mg/kg of VERVE-201 as compared to vehicle control, when assessed six months following treatment. The doses were well-tolerated with only transient impacts on alanine aminotransferase and aspartate aminotransferase that resolved by day 14 and there was no observed impact on total bilirubin levels. On-target ANGPTL3 editing was detected primarily in the liver, with a lower degree of ANGPTL3 editing in adrenal and spleen tissues and minimal ANGPTL3 editing elsewhere, consistent with the biodistribution of LNPs.

Lp(a) Program

Our Lp(a) program is focused on designing an in vivo genome-editing medicine to durably inactivate the LPA gene in the liver with a precise DNA change. We plan to use a novel gene editor tailored to target the LPA gene and plan to develop this program initially for patients with ASCVD and high circulating Lp(a) concentrations. In June 2023, we entered into a research and collaboration agreement with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing our Lp(a) program.

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

Both human genetics and pharmacologic studies have validated the potential efficacy and safety of a Lp(a)-reducing medicine. DNA variants that cause increased circulating Lp(a) are among the strongest inherited drivers of risk for ASCVD as well as certain heart valvular diseases (e.g., aortic stenosis). By contrast, naturally occurring loss-of-function mutations in one or both copies of the LPA gene are associated with protection from these conditions and no apparent adverse health consequences.

In addition to these human genetic studies, recent human pharmacologic studies of investigational therapies targeting LPA expression in the liver can potently lower circulating Lp(a) concentrations by greater than 80%. The potential for these medicines to lower the risk of recurrent ASCVD events in patients with high Lp(a) is being tested in ongoing cardiovascular outcomes trials of the antisense oligonucleotide pelacarsen and the siRNA olpasiran.

We believe that these prior studies—alongside our experience in developing in vivo genome editing medicines to treat ASCVD—provide substantial evidence for the potential utility of a single-course medicine to lower Lp(a) in a patient population with both high risk and high unmet need. Our Lp(a) program is in the research stage.

Sequential dosing

We believe that patients with very high LDL-C levels or patients with hyperlipidemia that also have high LDL-C levels and high triglyceride levels may benefit from treatment with gene editing medicines that target two lipid pathways, such as PCSK9 and ANGPTL3. We conducted a 90-day preclinical study in four NHPs to assess the potential for sequential dosing of our base editors. In this study, we dosed 1.0 mg/kg of a VERVE-101 precursor on day 1, followed by a 1.0 mg/kg dose of a VERVE-201 precursor on day 30. We observed a substantial reduction of plasma protein levels of both PCSK9 and ANGPTL3 following sequential dosing. We measured PCSK9 editing by liver biopsy on day 15 and observed an average of 71% editing. We measured ANGPTL3 editing by liver biopsy on day 45 and observed an average of 52% editing. We conducted a liver necropsy on day 90 and observed an average of 69% PCSK9 editing and 63% ANGPTL3 editing. We also monitored plasma PCSK9 and ANGPTL3 protein levels during the study and observed a greater than 90% reduction of plasma PCSK9 protein after the first dose and a greater than 90% reduction of plasma ANGPTL3 protein after the second dose, and observed similar reductions at the end of the study. These data suggest that sequential dosing of a PCSK9 base editor followed by an ANGPTL3 base editor may be able to edit two genes that control two key lipid pathways.

Future opportunities

We are investing in the identification of additional in vivo liver gene editing treatments and intend to develop a suite of single-course gene editing medicines that address root causes of ASCVD. We plan to continue to focus on programs where the target has biology substantially validated by human genetics and, in many cases, by clinical development programs using other modalities.

Manufacturing

We do not currently own or operate manufacturing facilities. We currently rely on third-party contract manufacturing organizations, or CMOs, and suppliers for critical starting materials, drug substances—gRNA, mRNA—and our drug products. We use and plan to use third-party CMOs to support our IND-enabling studies and to supply our clinical trials and any future commercial activities. As we scale manufacturing, we intend to continue to expand and strengthen our network of CMOs. We believe there are multiple sources for all of the materials required for the manufacture of our product candidates, as well as multiple CMOs who could assemble the components of our program candidates.

We are continuing to invest in process development for RNA production and LNP formulation. We are also investing in analytical method development including bioactivity and potency assays that will be critical to further product development, batch comparability assessments and additional manufacturing growth.

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

The key competitive factors affecting the success of all of our product candidates that we develop for the treatment of ASCVD if approved, are likely to be efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a mAb marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a siRNA marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck recently released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780, acquired by AstraZeneca from Dogma Therapeutics, which is being evaluated in an ongoing Phase 1 clinical trial.

We are aware of other gene editing and epigenetic editing programs targeting the PCSK9 gene in preclinical development. Precision Biosciences, Inc., or Precision, has published preclinical data showing long-term stable reduction of PCSK9 and LDL-C levels in NHPs following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision’s PCSK9 directed nuclease product candidate into Phase 1 clinical trials for the treatment of FH in 2022. In January 2023, Precision announced that it had decided to cease pursuit of this program with iECURE as a partner, with plans to provide additional guidance on whether and when this medicine will advance into clinical testing in the future. Additionally, in 2022, CRISPR announced CTX330, its research stage in vivo gene editing program targeting PCSK9. In 2023, both Tune Therapeutics and Chroma Medicine, Inc. announced preclinical data for each of their preclinical stage epigenetic editing programs targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including zodasiran, a siRNA targeting ANGPTL3 being evaluated by Arrowhead in Phase 2 clinical trials of patients with HoFH and patients with mixed dyslipidemia, for which Arrowhead announced data in November 2023. In addition, Lilly is evaluating a siRNA targeting ANGPTL3 protein in a Phase 2 clinical trial in adults with mixed dyslipidemia, and in 2023, CRISPR initiated a Phase 1 clinical trial for CTX310, its gene editing program targeting ANGPTL3.

Several investigational medicines designed to reduce Lp(a) are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with high Lp(a) and CVD, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting Lp(a) licensed by Amgen from Arrowhead, which was shown to lower Lp(a) concentrations in patients with established ASCVD and high Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and high Lp(a) is being evaluated in the Phase 3 OCEAN(a) study, which was initiated in 2022 with plans for study completion in 2026. Lepodisiran is a GalNAc-conjugated siRNA being evaluated by Lilly in a Phase 2 clinical trial. In addition, zerlasiran is an investigational siRNA medicine that Silence Therapeutics plc, or Silence Therapeutics, is evaluating in an ongoing Phase 2 study of patients with high Lp(a) concentrations and high risk for ASCVD events, for which Silence Therapeutics announced topline results in November 2023. In 2024, CRISPR initiated a Phase 1 clinical trial for CTX320, its gene editing program targeting LPA.

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

As of December 31, 2023, our patent estate covers various aspects of our programs and technology, including our gene editing programs for PCSK9 and ANGPTL3 targets as well as our RNA delivery and other pipeline programs and platform technology. Any U.S. or foreign patents issued or pending would be scheduled to expire on various dates from 2041 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

PCSK9 program

With regard to our PCSK9 program, as of December 31, 2023, our patent estate includes two pending U.S. patent applications, one pending international PCT application and over 15 foreign patent or patent application counterparts that we own or control and specifically cover various aspects of our PCSK9 program, including gRNA sequences targeting the PCSK9 gene, mRNAs encoding ABEs, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies. In addition, our PCSK9 program may be additionally covered by our other platform technology patents and patent applications.

ANGPTL3 program

With regard to our ANGPTL3 program, as of December 31, 2023, our patent estate includes one pending U.S. patent application, one pending international PCT application and over 15 foreign patent or patent application counterparts that we own or control and specifically cover various aspects of our ANGPTL3 program, including gRNA sequences targeting the ANGPTL3 gene, mRNAs encoding ABEs, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies. In addition, our ANGPTL3 program may be additionally covered by our other platform technology patents and patent applications.

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

Collaboration and license agreement with Lilly, as transferred by Beam Therapeutics

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

In July 2022, we amended and restated the Original Beam Agreement upon entering into the ARCLA. Pursuant to the ARCLA, Beam granted us an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards a third liver-mediated, CVD target, in addition to the PCSK9 and ANGPTL3 gene targets licensed under the Original Beam Agreement. We are responsible for the development and commercialization of products targeting the licensed gene targets, in each case subject to Beam’s opt-in right. Except as described below, we are fully responsible for the development of licensed products under the ARCLA.

In October 2023, Beam and Lilly entered into the Transfer and Delegation Agreement, or TDA, pursuant to which Lilly acquired certain rights previously held by Beam under the ARCLA. Notably, this included the right to opt-in to our PCSK9 and ANGPTL3 programs to share 33% of worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States on a 50/50 basis. Additionally, for an undisclosed third CVD gene target, Lilly acquired Beam’s right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. Under the ARCLA, we retain control of the development and commercialization of all collaboration products and hold the product rights for the PCSK9 and ANGPTL3 programs outside the United States.

If Lilly exercises its opt-in right for a given licensed product, which we refer to following such opt-in as a collaboration product, it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. With respect to each collaboration product, we and Lilly will enter into a subsequent co-promotion agreement prior to the anticipated sale of such collaboration product in the United States, pursuant to which we and Lilly will each provide 50% of the promotional effort required to promote the collaboration product. For collaboration products, on a product-by-product basis outside of the United States, we are obligated to pay clinical and regulatory milestones of up to an aggregate of $5.6 million and sales-based milestones of up to an aggregate of $7.5 million.

We refer to any licensed products for which Lilly has either (i) not elected to exercise its opt-in right or (ii) if Lilly has exercised its opt-in right, either we or Lilly subsequently elect to opt-out of the payment of shared development and commercialization costs and participating in the commercialization of such licensed product, as a non-collaboration product. For such non-collaboration products, on a product-by-product basis worldwide, we are obligated to pay clinical and regulatory milestones of up to an aggregate of $11.3 million and sales-based milestones of up to an aggregate of $15.0 million.

To the extent there are sales of a collaboration product outside of the United States or a non-collaboration product worldwide, we will be required to pay tiered royalties to Lilly at rates ranging from the low-to-mid single digit percentage of net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) 10 years after the first commercial sale of such product in such country.

We and Lilly each have rights to sublicense our licensed rights, subject to certain restrictions and provided that any sublicense agreement is in compliance and consistent with the terms of the ARCLA and any applicable licensed agreements.

Under the ARCLA, we granted to Beam an exclusive, worldwide, sublicensable, fully paid-up license under our intellectual property, including under our proprietary GalNAc-LNP delivery technology, relating to a preclinical program developed by us. Beam has a non-exclusive license under know-how and patents controlled by us, and an interest in joint collaboration technology, to allow Beam to conduct activities under agreed upon research and development plans, as applicable.

The ARCLA granted Beam, on a target-by-target basis, the option to obtain a non-exclusive, worldwide, sublicensable license to our GalNAc-LNP delivery technology for the development and commercialization of certain base editor products, as to which Beam would owe us a fee upon exercise of each option, certain regulatory and commercial sale milestones as well as low single-digit royalties on net sales for base editor products using the GalNAc-LNP delivery technology. These rights remained with Beam and were not transferred to Lilly under the TDA.

Under the ARCLA, Beam controls the prosecution of its patent rights related to its base editing technology, at its sole expense. We have the first right, but not the obligation, to file for, and prosecute and enforce, at our sole expense, product-specific patent rights licensed to us under the ARCLA, to the extent permitted by Beam’s applicable in-license agreements, and we have the exclusive right to file for, prosecute and maintain the patent rights under our delivery technology and any other patent rights that we licensed to Beam under the ARCLA.

With respect to intellectual property rights jointly developed by us and Lilly arising out of a party’s performance of its obligations under the agreement, such intellectual property, depending on its nature, is considered under the agreement as joint collaboration technology and subject to joint ownership by us and Lilly and we and Lilly shall decide in good faith as to who shall bear responsibility for filing for, prosecuting and maintaining the jointly owned patent rights.

The term of the ARCLA continues until the last to expire of any royalty term for any licensed product. We have the right to terminate the ARCLA as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Lilly, provided that Lilly has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired. Beam has the right to terminate the ARCLA as to certain products by delivering a 90-day termination notice to us. The ARCLA may be terminated by either party upon (i) written notice if the other party is in material breach and fails to cure such breach within the specified cure period or (ii) the other party’s bankruptcy or liquidation. Each party may terminate the licenses granted to it under the ARCLA immediately if the other party, directly or indirectly, challenges the enforceability, validity or scope of any patent rights underlying the licenses granted under the ARCLA.

Acuitas license agreement for the PCSK9 gene target

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

Novartis license agreement

In October 2021, we entered into a license agreement with Novartis, or the Novartis License Agreement, to obtain a non-exclusive, worldwide license, with the right to sublicense through multiple tiers, to lipid technology that we are using in connection with the research and development of certain product candidates, including VERVE-102 and VERVE-201. Under the license, we have the right to research, develop, make, have made, use, import, offer for sale, sell, and otherwise commercialize one or more products using the licensed lipid technology for the prevention and treatment of CVD and metabolic diseases and certain additional indications.

As consideration for the license and rights granted under the Novartis License Agreement, we made a one-time, non-refundable, upfront payment of $0.8 million during the year ended December 31, 2021. The Novartis License Agreement requires us to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. We will be required to pay royalties at a low single digit percentage based on quarterly net sales of licensed products sold by us, our affiliates or our sublicensees. Such royalty payments are subject to reduction if we obtain a license from a third party under technology relating to the licensed technology under the agreement. Any such royalties are payable on a country-by-country and licensed product-by-licensed product basis until the expiration of the last to expire valid claim of the licensed patents.

Novartis retained the sole right to prepare, file, prosecute, maintain and enforce the licensed patents in its sole discretion.

The Novartis License Agreement will terminate upon the expiration of the last valid claim of the licensed patents. We may terminate the agreement without cause upon 90 days’ prior written notice to Novartis. Either party may terminate the agreement upon written notice if the other party is in material breach and fails to cure such breach within the specified cure period. Novartis may terminate the agreement immediately upon notice in the event of our bankruptcy or insolvency.

In June 2022, we amended the Novartis License Agreement to include up to three additional licensed fields to the scope of the non-exclusive license. In consideration of the additional licensed fields, we were required to make a one-time, non-refundable upfront payment of $2.8 million to Novartis.

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

Pursuant to the Cas9 License Agreement, Broad and Harvard granted us a worldwide, royalty-bearing, sublicensable license to the Harvard/Broad Cas9 Patent Rights to make, have made, use, have used, sell, offer for sale, have sold, import and export products directed to PCSK9, ANGPTL3 and two additional targets, in the field of the prevention and treatment of human disease, subject to certain limitations and retained rights. With respect to the Harvard/Broad Cas9-I Patent Rights and certain of the Harvard/Broad Cas9-II Patent Rights, or the Cas 9-II Group A Patent Rights, the license is co-exclusive with Editas Medicine, Inc., or Editas. With respect to certain other of the Harvard/Broad Cas9-II Patent Rights, the license is non-exclusive. Broad and Harvard also granted us a non-exclusive, worldwide, royalty-bearing, sublicensable license to the Harvard/Broad Cas9 Patent Rights for such purposes as internal research and research, development and commercialization of products for the prevention or treatment of human disease outside the field of Editas’ exclusive license agreements with Broad and Harvard.

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

We have the right to sublicense our licensed rights, subject to certain conditions and restrictions and provided that the sublicense agreement is in compliance and consistent with the terms of the Cas9 License Agreement.

We are obligated to use commercially reasonable efforts (i) to research and develop Cas9 licensed products in the licensed field, (ii) to introduce such products in the licensed field into the commercial market, and (iii) to market such products in the licensed field following such introduction into the market and make such products reasonably available to the public. In addition, we, by ourselves or through any of our affiliates or sublicensees, are obligated to achieve certain development milestones within certain time periods. Broad and Harvard have the right to terminate the Cas9 License Agreement, subject to certain exceptions, if we fail to achieve a development milestone, subject to our right to extend or amend such milestone in accordance with certain procedures.

Under the Cas9 License Agreement, Broad and Harvard also retained rights to grant further licenses, through its inclusive innovation strategy, under specified circumstances and subject to our right to develop and commercialize such products, to third parties, other than specified entities, that wish to develop and commercialize products that target a particular gene outside of the CVD field and that otherwise would fall within the scope of our co-exclusive license from Broad and Harvard.

Under the Cas9 License Agreement, we paid Broad and Harvard an upfront license fee of $0.1 million and issued an aggregate of 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also have anti-dilution rights, pursuant to which we have issued Broad and Harvard an aggregate of an additional (i) 309,278 shares of our common stock following the completion of preferred stock financings and (ii) 878,098 shares of common stock upon the closing of our IPO.

We also must pay an annual license maintenance fee ranging in dollars from the low- to mid-five figures, depending on the calendar year. A portion of this annual license maintenance fee is creditable against royalties owed in the same year as the maintenance fee is paid.

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

We are also obligated to pay to Broad and Harvard tiered success payments of up to $31.3 million in the aggregate in the event our average market capitalization exceeds specified thresholds ascending from a mid ten-digit dollar amount to $10.0 billion, or the Market Cap Success Payments, or in the event of a change of control or sale of our company for consideration in excess of those thresholds, or the Company Sale Success Payments. The Company Sale Success Payments and the Market Cap Success Payments are referred to collectively as the Success Payments. We are required to pay any related Company Sale Success Payment in cash within a specified period following such event. Otherwise, the Success Payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The Success Payments are cumulative and more than one Success Payment may be due based on the average market capitalization on any trigger date. Certain of the Success Payments are only payable if a licensed product is or has been evaluated in clinical trials. If we issue shares of our common stock in satisfaction of such Success Payments, we will be obligated to file a registration statement with the SEC to register the resale of such shares by Broad and Harvard. To date, we have paid Market Cap Success Payments of approximately $6.3 million in cash under the Cas9 License Agreement.

Broad and Harvard, collectively, are entitled to receive mid single-digit percentage royalties on net sales of licensed products for the prevention or treatment of human disease, and low single-digit percentage royalties on net sales of other licensed products, made by us, our affiliates or our sublicensees. The royalty percentage depends on the aggregate amount of the net sales for such products. If we are legally required to pay royalties to a third party on net sales of our licensed products because such third party holds patent rights that cover such licensed product, then we can credit, subject to a floor, up to a certain percentage of the amount paid to such third party against the royalties due to Broad and Harvard in the same period. On a target-by-target basis, if Editas initiates a program that uses technology covered by the Harvard/Broad Cas Patent Rights and is directed to one of the targets, then the milestone and royalty payments for that specific target shall be reduced by a certain percentage. Our obligation to pay royalties will expire on a product-by-product and country-by-country basis upon the later of (i) the expiration of the last to expire valid claim of the Harvard/Broad Cas9 Patent Rights that cover the composition, manufacture or use of each covered product in each country or (ii) the tenth anniversary of the date of the first commercial sale of the licensed product. If we sublicense any of the Harvard/Broad Cas9 Patent Rights to a third party, Broad and Harvard, collectively, have the right to receive between 10% and 20% of the sublicense income, which percentage shall decrease to a high single-digit after we meet certain clinical milestones.

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

Unless terminated earlier, the term of the Cas9 License Agreement will expire upon the expiration of the last to expire valid claim of the Harvard/Broad Cas9 Patent Rights. However, our royalty and milestone payment obligations may survive expiration or termination. We have the right to terminate the agreement at will upon four months’ written notice to Broad and Harvard. Either we or Broad and Harvard may terminate the agreement upon a specified period of notice in the event of the other party’s uncured material breach, such notice period varying depending on the nature of the breach. Both Broad and Harvard may terminate the Cas9 License Agreement immediately if we, or our affiliates or sublicensee(s), subject to our ability to cure, challenge the enforceability, validity or scope of any Harvard/Broad Patent Right or assist a third party to do so, or in the event of our bankruptcy or insolvency. Neither Broad nor Harvard acting alone has the right to terminate the Cas9 License Agreement. However, Broad and Harvard may separately terminate the licenses granted to us with respect to their respective patent rights upon the occurrence of the same events that would give rise to the right of both institutions acting collectively to terminate the Cas9 License Agreement.

Collaboration and license agreement with Vertex

In July 2022, we entered into a Strategic Collaboration and License Agreement, or the Vertex Collaboration Agreement, with Vertex for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, in July 2022, we entered into a Stock Purchase Agreement, or the Stock Purchase Agreement, with Vertex, pursuant to which we agreed to sell and issue shares of our common stock to Vertex in a private placement.

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

Prior to the first patient dosing of the first Phase 1 clinical trial for the first product candidate developed under the Vertex Collaboration Agreement, we also have the right to opt-in, subject to paying a fee, to a profit share arrangement pursuant to which we would share the costs and net profits with Vertex for all product candidates emerging from the collaboration. If we exercise our opt-in right, in lieu of milestones and royalties, we will be obligated to pay for a specified percentage of the development and commercialization costs, and we will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time we exercise the option, we may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

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

Collaboration and license agreement with Lilly

In June 2023, we entered into a Research and Collaboration Agreement, or the Lilly Agreement, with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing our discovery-stage in vivo gene editing Lp(a) program. In July 2023, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Lilly Agreement became effective.

Pursuant to the Lilly Agreement, we are responsible for all research activities and Phase 1 clinical development of the initial target of interest—LPA. Our research and development activities will be focused on (i) identifying and engineering specific gene editing systems and in vivo delivery technologies directed to the relevant target; (ii) evaluating and optimizing development candidates to achieve criteria specified in the Lilly Agreement; and (iii) Phase 1 clinical development. Lilly will reimburse our research expenses and Phase 1 clinical development expenses consistent with an agreed-upon budget. The research term for the initial target is five years and may be extended by Lilly for up to one additional year. Following completion of Phase 1 clinical trials with respect to any licensed product candidate under the Lilly Agreement, Lilly will be solely responsible for subsequent development, manufacturing and commercialization of each such product candidate resulting from our research efforts.

Under the Lilly Agreement, we received an upfront payment from Lilly of $30.0 million in August 2023. We are also eligible to receive (i) up to an aggregate of $190.0 million in research and development milestone payments and (ii) up to an aggregate of $275.0 million in commercial milestone payments. We are also eligible to receive tiered and incremental high single and low-double digit royalties on global net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the latest to occur of (i) the expiration of the last-to-expire valid claim under the patent rights covering such product in such country, (ii) expiration of the period of regulatory and market exclusivity associated with such product in such country or (iii) 10 years after the first commercial sale of such product in such country.

Following completion of Phase 1 clinical development, we have the right to opt-in to a cost and margin share arrangement pursuant to which we would share with Lilly the costs and net margins for all product candidates emerging from the collaboration. If we exercise our opt-in right, we will be obligated to pay an opt-in fee in addition to funding 40% of the development and commercialization costs, and we will have the right to receive, in lieu of the milestones and royalties described above, 40% of the gross margin less eligible expenses from any sales of any product candidates advanced under the collaboration, with Lilly retaining 60% of the cost and margin share. Notwithstanding this opt-in right, Lilly will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

Beyond the initial target of interest, upon the achievement of certain criteria and payment of additional upfront consideration, Lilly has the right to elect one additional, pre-determined target to the collaboration. The research, clinical development and commercialization of such additional target would be subject to the same terms under the Lilly Agreement as the initial target, including our right to receive up to an additional $465.0 million in research, development and commercial milestone payments, our right to receive tiered and incremental high single and low-double digit royalties on global net sales and our right to opt-in to a cost and margin share arrangement.

The Lilly Agreement includes customary representations and warranties, covenants and indemnification obligations for a transaction of this nature. We and Lilly each have the right to terminate the agreement for material breach by the other party following notice, and if applicable, a cure period. Lilly may also terminate the Lilly Agreement in its entirety for convenience upon 180 days’ notice or in part, on a research plan, licensed target or product basis, for convenience upon 90 days’ notice. We may terminate the Lilly Agreement, in part with respect to its licensed patents, if Lilly directly or indirectly challenges the enforceability, validity or scope of such patent rights, or on a licensed product-by-licensed product basis, if such licensed product ceases to be developed for a period of time.

In connection with the execution of the Lilly Agreement, we entered into a stock purchase agreement with Lilly, pursuant to which we sold 1,552,795 shares of our common stock to Lilly at a price of $19.32 per share, which was equal to a 15% premium to the volume-weighted average share price of our common stock over the 30 trading days prior to the execution date, for an aggregate purchase price of $30.0 million. The private placement closed on July 31, 2023.

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
•
satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities, including those of third parties, at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the chemistry, manufacturing and controls, or CMC, are adequate to preserve the product’s identity, strength, quality and purity and, if applicable, the FDA’s current Good Tissue Practice, or cGTP, requirements for the use of human cellular and tissue products;
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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug's safety and efficacy. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks and whether CMC is adequate for the proposed product. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

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

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. The FDA has issued pre-notices for voluntary corrective action and several notices of noncompliance to manufacturers during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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
•
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a biologic; such Phase 3 studies are referred to as “pivotal.” A company's designation of the phase of a trial is not necessarily indicative that the trial will be sufficient to satisfy the FDA requirements of that phase.

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

In some cases, the FDA may approve a BLA for a product but require the sponsor to conduct additional clinical trials to further assess the product’s safety and effectiveness after approval. Such trials are typically referred to as post-marketing or post-approval clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of biologics approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any post-marketing or post-approval clinical trial requirement or to request a change in the product labeling. The failure to exercise due diligence with regard to conducting post-marketing or post-approval clinical trials could result in withdrawal of approval for products.

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.

In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation's recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.

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

In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA or BLA is submitted, or pre-NDA or pre-BLA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA/pre-BLA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. A type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.

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

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.

Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in the PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under the PREA.

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

Within the FDA, the Center for Biologics Evaluation and Research, or CBER, regulates gene therapy products. Within CBER, the review of gene therapy and related products is consolidated in the Office of Therapeutic Products and the FDA has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its reviews.

The FDA has issued various guidance documents regarding gene therapies. Although the FDA has indicated that these and other guidance documents it previously issued are not legally binding, compliance with them is likely necessary to gain approval for any gene therapy product candidate. The guidance documents provide additional factors that the FDA will consider at each of the above stages of development and relate to, among other things: the proper preclinical assessment of gene therapies; the CMC information that should be included in an IND application; the proper design of tests to measure product potency in support of an IND or BLA application; and

measures to observe for potential delayed adverse effects in participants who have received investigational gene therapies with the duration of follow-up based on the potential for risk of such effects.

The FDA generally recommends that sponsors observe subjects for potential gene-therapy related delayed adverse events in a long-term follow-up study of 15 years for integrating vectors, up to 15 years for herpes virus vectors capable of establishing latency, up to 15 years for microbial vectors known to establish persistent infection, up to 15 years for gene editing products, and up to five years for AAV vectors. The FDA recommends that these long-term follow-up studies include, at a minimum, five years of annual physical examinations followed by annual queries, either in-person or by phone or written questionnaire, for the remaining observation period.

Manufacturing and compliance with cGMP requirements

The FDA’s regulations require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.

Establishments may be subject to periodic unannounced inspections by the FDA to ensure compliance with cGMPs and other laws. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.

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

Acceptance and review of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s CMC, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under PDUFA is substantial (for example, for fiscal year 2024 this application fee is approximately $4.05 million), and the sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2024 is more than $416,000 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Decisions on BLAs

The FDA reviews an application to determine, among other things, whether the product is safe, pure and potent. To that end, the FDA typically requires a robust safety database and substantial evidence of the efficacy of the product. The term “substantial evidence” is defined under the FDCA as “evidence consisting of adequate and well-controlled investigations, including clinical investigations, by experts qualified by scientific training and experience to evaluate the effectiveness of the product involved, on the basis of which it could fairly and responsibly be concluded by such experts that the product will have the effect it purports or is represented to have under the conditions of use prescribed, recommended, or suggested in the labeling or proposed labeling thereof.”

The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. This approach was subsequently endorsed by Congress in 1998 with legislation providing, in pertinent part, that “If [FDA] determines, based on relevant science, that data from one adequate and well-controlled clinical investigation and confirmatory evidence (obtained prior to or after such investigation) are sufficient to establish effectiveness, FDA may consider such data and evidence to constitute substantial evidence.” This modification to the law recognized the potential for the FDA to find that one adequate and well controlled clinical investigation with confirmatory evidence, including supportive data outside of a controlled trial, is sufficient to establish effectiveness. In December 2019, the FDA issued draft guidance further explaining the studies that are needed to establish substantial evidence of effectiveness. It has not yet finalized that guidance but it did issue draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy.

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a complete response letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the BLA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks. In connection with this assessment, the FDA review team will assemble all individual reviews and other documents into an “action package,” which becomes the record for the FDA’s review. The FDA review team then issues a recommendation, and a senior FDA official makes a decision.

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
•
Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval.
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

In the United States, health care professionals are generally permitted to prescribe products for such uses not described in the labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. But sponsors of approved products may not promote such products for off-label uses. In October 2023, the FDA published draft guidance outlining the FDA's non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.

With passage of the Pre-Approval Information Exchange Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, but have not yet been approved or licensed by the FDA.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.

Pediatric exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months to the term of any existing regulatory exclusivity, including the orphan exclusivity. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity that cover the product are extended by six months.

Regulatory exclusivity governing biologics

In March 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the PPACA, was enacted in the United States and included a subtitle called the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars and the first interchangeable biosimilar products.

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

Patent term restoration and extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND application and the submission date of the BLA, plus the time between the submission date of the BLA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension in consultation with the FDA.

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

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2024, the standard fee is $483,560 and the small business fee is $120,890.

Regulation and procedures governing approval of medicinal products in the European Union

In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of an MAA and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Non-clinical studies

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice as set forth in EU Directive 2004/10/EC, unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the good laboratory practice principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These good laboratory practice standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trial approval

In January 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective. The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one member state of the European Union will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the member states and the public.

The Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all European Union member states in which an application for authorization of a clinical trial has been submitted (member states concerned). Part II is assessed separately by each member state concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned European Union member states. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the member states in which the clinical trial is to be conducted. If the clinical trial is conducted in different member states, the competent authorities in each of these member states must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific clinical site after the applicable ethics committee has issued a favorable opinion.

The Clinical Trials Regulation foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by such directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the Clinical Trials Regulation.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at the EU Clinical Trials Register.

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

Exceptional circumstances

Marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is close to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy. Except conditional marketing authorizations, marketing authorizations have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

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

Approval of companion diagnostic devices

In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR, which came into force in May 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the Conformitè Europëenne mark of conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the European Union for medical devices.

Separately, the regulatory authorities in the European Union also adopted a new In Vitro Diagnostic Regulation (Regulation (EU) 2017/746), or IVDR, which became effective in May 2022. The IVDR, among other things:

•
strengthens the rules on placing devices on the market and reinforce surveillance once they are available;
•
establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•
improves the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•
establishes a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Although the IVDR became effective in May 2022, it became clear in 2021 that member states of the European Union, health institutions and economic operators were not ready to apply the IVDR from that date. The European Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from May 2025 for high-risk in vitro diagnostics to May 2027 for lower risk in vitro diagnostics. Certain provisions for devices manufactured and used in health institutions would have to apply from May 2028. These transition periods only apply to so called 'legacy devices,' meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework.

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

In February 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the "Windsor Framework." This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA will be responsible for approving all medicinal products destined for the U.K. market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single U.K.-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. The Windsor Framework was approved by the EU-UK Joint Committee in March 2023, so the U.K. government and European Union will enact legislative measures to bring it into law. In June 2023, the MHRA announced that the medicines aspect of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the United Kingdom. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom's withdrawal from the European Union.

EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as "retained EU law." However, new legislation, such as the Clinical Trials Regulation, will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom. A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new marketing authorization in Great Britain.

As with other issues related to withdrawal of the United Kingdom from the EU, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the European Union to the United Kingdom. Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by the EU General Data Protection Regulation, or GDPR. While the Data Protection Act 2018 in the United Kingdom that implements and complements the GDPR achieved Royal Assent in May 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The UK government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future.

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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue may further impact our business operations in the European Union.

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

In March 2010, the United States Congress enacted the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013. Under current legislation, the actual reductions in Medicare payments may vary up to four percent. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the four percent Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the four percent cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the two percent Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in years 2030 and 2031.

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

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation.

Further, in November 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Medicare Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or the IRA.

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

The IRA includes a provision exempting orphan drugs from Medicare price negotiation but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval or licensure to determine whether the product is a qualifying single source drug subject to price negotiations.

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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

Employees and human capital resources

As of December 31, 2023, we had 255 full-time employees, including 76 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 212 are engaged in research and development activities and 43 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $200.1 million, $157.4 million and $120.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $544.3 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022 and with the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

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
•
initiate our planned Heart-2 Phase 1b clinical trial of VERVE-102 and our planned Phase 1b clinical trial of VERVE-201, each subject to regulatory clearances;
•
continue our current research programs and our preclinical development of product candidates, including VERVE-201;
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
•
make milestone payments to Lilly under our amended and restated collaboration and license agreement, or the ARCLA, milestone payments to Acuitas Therapeutics Inc., or Acuitas, under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and milestone payments to Novartis Pharma AG, or Novartis, under our license agreement with Novartis, or the Novartis Agreement, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our ongoing Phase 1b clinical trial of VERVE-101, initiate our planned Phase 1b clinical trials of VERVE-102 and VERVE-201, each subject to regulatory clearances, complete preclinical studies of VERVE-201, continue research, development and preclinical testing, initiate additional clinical trials and potentially seek marketing approval for either VERVE-101 or VERVE-102 and VERVE-201, and any other product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1b clinical trial of VERVE-101, our planned Phase 1b clinical trials of VERVE-102 and VERVE-201 and any future clinical development of such product candidates;
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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $624.0 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2023, we had federal NOL carryforwards of $188.2 million and state NOL carryforwards of $186.1 million.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset post-change taxable income or taxes. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations. Our NOLs or research and development tax credits may also be impaired under state law.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs and research and development tax credit carryforwards could expire or otherwise become unavailable to offset future income tax liabilities. As described below in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, included changes to U.S. federal tax rates and the rules governing NOL carryforwards that may significantly impact our ability to utilize our NOLs to offset taxable income in the future. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

Risks related to discovery and development

We are early in our clinical development efforts, and we have not yet completed a clinical trial of any product candidate. As a result, we expect it will be many years before we commercialize any product candidate, if ever. If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our clinical development efforts. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101 in July 2022, but we have not yet completed a clinical trial of any product candidate. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

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

Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could determine that we have not satisfied their requirements to commence our clinical trials or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in New Zealand and in countries in Europe.

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

In vivo gene editing, including base editing, is a novel technology that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products.

We are focused on developing medicines utilizing in vivo gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-101, VERVE-102 and VERVE-201 have not yet been evaluated in any completed clinical trial, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology, will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

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

Similarly, other new gene editing technologies that have not been discovered yet may be developed by third parties and may be determined to be more attractive than base editing for the gene targets that we are pursuing with base editing technology.

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

To date, we have focused our efforts for our lead product candidates on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases and transcription activator-like effector nucleases, but to date none have obtained marketing approval for a product candidate. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at the Massachusetts Institute of Technology, or MIT, and Broad, and, separately, Samuel Sternberg’s group at Columbia University announced the discovery of the use of transposons, or “jumping genes.” Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. Beam Therapeutics Inc., or Beam, uses prime editing technology, which utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. Guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit.

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which has reported clinical data from a Phase 1b trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy and for the treatment of transthyretin (ATTR) amyloidosis with cardiomyopathy. Chroma Medicine, Inc. and Tune Therapeutics, Inc. use epigenetic editing, designed to target genes and control chromatin conformation by coupling a DNA-binding domain with epigenetic effector domains. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Public health epidemics or pandemics may affect our ability to initiate and complete current or future preclinical studies and clinical trials, disrupt regulatory activities or have other adverse effects on our business and operations. In addition, public health epidemics or pandemics may adversely impact economies worldwide, which could result in adverse effects on our business, operations and prospects.

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

We and our CROs and CMOs may in the future face manufacturing disruptions and disruptions related to the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites.

Moreover, the Biden Administration ended the public health emergency declarations related to the COVID-19 pandemic in May 2023 and the FDA ended a number of COVID-related policies. The FDA has retained a number of COVID-19-related policies but with appropriate changes, as applicable. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our product candidates.

We may in the future face impediments or delays to regulatory meetings and approvals due to any pandemic measures. We cannot be certain what the overall impact of such pandemics will be on our business, although for the reasons described above such pandemics have the potential to adversely affect our business, financial condition, results of operations and prospects.

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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. In 2022, we initiated our Heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom under country-specific protocols with various modifications to eligibility in each country. We are also in the process of activating clinical trial sites in the United States for the Heart-1 clinical trial. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue additional clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Given the large patient population for atherosclerotic cardiovascular disease, or ASCVD, if we expand clinical development of VERVE-101 or VERVE-102 for the treatment of patients with established ASCVD, the number of patients that may be required for clinical trials in order to obtain regulatory approval for that indication could be very high, and we may not be able to enroll a sufficient number of patients and as a result we may not be able to initiate or complete clinical trials of VERVE-101 or VERVE-102 for the treatment of patients with established ASCVD. Because of the small patient population for homozygous familial hypercholesterolemia, or HoFH, we may have difficulty enrolling patients and we may not be able to initiate or complete clinical trials for VERVE-201 for the treatment of HoFH.

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

If any of the product candidates we develop, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such adverse events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

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

Our proprietary GalNAc-LNPs, which we are utilizing in VERVE-102 and VERVE-201, are a novel delivery mechanism for delivery of gene editors to the liver and have not yet been studied in humans.

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

More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development and commercialization of product candidates or demand for any products once approved. For example, in 2003, trials using early versions of murine gamma retroviral vectors, which integrate with, and thereby alter, the host cell's DNA, led to several well-publicized adverse events, including reported cases of leukemia. Adverse events in our preclinical studies or clinical trials or those of our licensors, partners or competitors or of academic researchers utilizing gene editing technologies, even if not ultimately attributable to product candidates we may identify and develop, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Use of gene editing technology by a third party or government to develop biological agents or products that threaten U.S. national security could similarly result in such negative impacts to us.

Interim, preliminary or top-line results from our clinical trials that we announce or publish from time to time may change as more participant data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we may publish or report interim, preliminary or top-line results from our clinical trials. Interim results from clinical trials that we may complete, such as the interim data we reported from our ongoing Heart-1 trial of VERVE-101 in November 2023, are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We are conducting and plan to conduct one or more additional clinical trials with one or more trial sites that are located outside the United States, including our ongoing Heart-1 trial of VERVE-101 which is being conducted at trial sites in New Zealand and the United Kingdom. We also plan to conduct clinical trials of VERVE-102 and VERVE-201 at sites outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trials are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

In addition, conducting clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•
clinical practice patterns and standards of care that vary widely among countries;
•
non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•
compliance with foreign manufacturing, customs, shipment and storage requirements;
•
administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•
foreign exchange fluctuations;

•
diminished protection of intellectual property in some countries; and
•
interruptions or delays resulting from geopolitical events, such as wars.

Risks related to our dependence on third parties

We rely, and expect to continue to rely, on third parties to conduct some or all aspects of our product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these activities, including CMOs for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our clinical trial, animal testing and research. Any of these third parties may terminate their engagements with us at any time or may face supply chain shortages or otherwise be unable to secure the requisite resources, such as animals used in our preclinical testing, to support our planned development activities. If we need to modify our development plans or enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

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

Manufacturing biologic products, such as VERVE-101, VERVE-102 and VERVE-201, is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. The manufacture of biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the product process. We have not yet scaled up the manufacturing process for any of our product candidates for potential commercialization. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could harm our results of operations and cause potential reputational damage. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the original collaboration and license agreement with Beam, or the Original Beam Agreement, to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022 and under which Beam transferred certain of its rights and obligations to Lilly in October 2023; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology that we are using in VERVE-101; in October 2021, we entered into the Novartis Agreement to license from Novartis certain lipid technology that we are using in VERVE-102 and VERVE-201; in July 2022, we entered into the Vertex Agreement for a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease; and in June 2023, we entered into the Lilly Agreement for a five-year worldwide research collaboration initially focused on advancing our discovery-stage in vivo gene editing lipoprotein(a) program. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the ARCLA, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Collaboration agreements may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. For example, upon execution of the Original Beam Agreement, we issued 276,075 shares of our common stock to Beam; in connection with the execution of the Vertex Agreement, we completed a private placement with Vertex pursuant to which we issued 1,519,756 shares of our common stock to Vertex; and in connection with the effectiveness of the Lilly Agreement, we completed a private placement with Lilly pursuant to which we issued 1,552,795 shares of our common stock to Lilly. In addition, under the Cas9 License Agreement, we issued 138,037 shares of our common stock to Broad and Harvard. Broad and Harvard also had anti-dilution rights, pursuant to which we issued Broad and Harvard an additional 309,278 shares of our common stock in the aggregate following the completion of preferred stock financings. We also issued 878,098 additional shares of common stock to Broad and Harvard upon the closing of our IPO pursuant to the Cas9 License Agreement. We are also obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a mid ten-digit dollar amount to $10.0 billion, or in the event of a change of control or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. To date, we have paid success payments of approximately $6.3 million in cash under the Cas9 License Agreement.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our gene editing technology and product candidates. For example, we are a party to the ARCLA, the Cas9 License Agreement, the Acuitas Agreement, the Novartis Agreement, and other license agreements, pursuant to which we in-license and have acquired key patents and patent applications for our gene editing technology, LNP technology and product candidates. These license agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we may not be able to develop or market our gene editing technology or product candidates covered by the intellectual property licensed under these agreements.

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

In addition, pursuant to the Cas9 License Agreement, under certain specific circumstances, Harvard and Broad may grant a license to the patents that are the subject of such license agreements to a third party in the same field as such patents are licensed to us. Such third party may then have full rights that are the subject of the Cas9 License Agreement, which could impact our competitive position and enable a third party to commercialize products similar to our potential future product candidates and technology. Any grant of rights to a third party in this scenario would narrow the scope of our rights to the patents and patent applications we have in-licensed from Harvard and Broad.

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

There can be no assurance that the current appeal or these pending U.S. interference proceedings will be resolved in favor of the Boston Licensing Parties. If the appeal in the second interference favors CVC, or the 106,126, or 106,133 interference resolves in favor of Toolgen, Inc. or Sigma-Aldrich Co., LLC, respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

The intellectual property landscape around genome editing technology, including base editing and delivery, is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.

Our commercial success depends upon our ability and the ability of our collaborators to research, develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. The field of genome editing, especially in the area of in vivo gene editing technology, including base editing and delivery technology, is still new, and no such product candidates utilizing in vivo gene editing have been approved. Due to the intense research and development that is taking place by several companies, including us and our competitors, in this field, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. There may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our gene editing platform technology and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and they may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of regulatory exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product.

In December 2022, Congress clarified through the Food and Drug Omnibus Reform Act that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. Nonetheless, the approval of biosimilar products referencing any of our product candidates would have a material adverse impact on our business due to increased competition and pricing pressures. Moreover, there is a risk that any exclusivity we do receive could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. The extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The ultimate impact, implementation, and meaning of the BPCIA are subject to uncertainty, and any new regulations, guidance, policies or processes adopted by the FDA to implement the law could have a material adverse effect on the future commercial prospects for our biological products.

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

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Past U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend and enforce our patent rights in the future. For example, in the case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that claims to certain DNA molecules are not patentable. More recently, in Amgen Inc. v. Sanofi, the U.S. Supreme Court affirmed the Federal Circuit's holding that claims with functional language may pose high hurdles in fulfilling the enablement requirement for claims with broad functional language. We cannot predict how this and future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations and prospects.

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

There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck recently released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780 from AstraZeneca, which is being evaluated in an ongoing Phase 1 clinical trial.

We are aware of other gene editing and epigenetic editing programs targeting the PCSK9 gene in preclinical development. Precision Biosciences, Inc., or Precision, has published preclinical data showing long-term stable reduction of PCSK9 and LDL-C levels in non-human primates following in vivo gene editing of the PCSK9 gene using its gene editing platform. In September 2021, Precision entered into a collaboration with iECURE under which iECURE plans to advance Precision's PCSK9 directed nuclease product candidate into Phase 1 clinical trials for the treatment of FH in 2022. In January 2023, Precision announced that it had decided to cease pursuit of this program with iECURE as a partner, with plans to provide additional guidance on whether and when this medicine will advance into clinical testing in the future. Additionally, in 2022, CRISPR Therapeutics, or CRISPR, announced CTX330, its research stage in vivo gene editing program targeting PCSK9. In 2023, both Tune Therapeutics and Chroma Medicine, Inc. announced preclinical data for each of their preclinical stage epigenetic editing programs targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including zodasiran, a siRNA targeting ANGPTL3 being evaluated by Arrowhead Pharmaceuticals, Inc., or Arrowhead, in Phase 2 clinical trials of patients with HoFH and patients with mixed dyslipidemia and for which Arrowhead announced data in November 2023. In addition, Lilly is evaluating a siRNA targeting ANGPTL3 protein in a Phase 2 clinical trial in adults with mixed dyslipidemia, and in 2023, CRISPR initiated a Phase 1 clinical trial for CTX310, its gene editing program targeting ANGPTL3.

Several investigational medicines designed to reduce lipoprotein(a), or Lp(a), are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with elevated Lp(a) and CVD, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting Lp(a) licensed by Amgen from Arrowhead, which was shown to lower Lp(a) concentrations in patients with established ASCVD and elevated Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and elevated Lp(a) is being evaluated in the Phase 3 OCEAN(a) trial, which was initiated in 2022 with plans for study completion in 2026. Lepodisiran is a GalNAc-conjugated siRNA being evaluated by Lilly in a Phase 2 clinical trial. In addition, zerlasiran is an investigational siRNA medicine that Silence Therapeutics plc, or Silence Therapeutics, is evaluating in an ongoing Phase 2 trial of patients with elevated Lp(a) concentrations and high risk for ASCVD events, for which Silence Therapeutics announced topline results in November 2023. In 2024, CRISPR initiated a Phase 1 clinical trial for CTX320, its gene editing program targeting LPA.

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

We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including public health epidemics or pandemics, including the COVID-19 pandemic, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing war between Israel and Hamas and ongoing war between Russia and

Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Reimbursement agencies in Europe may be more conservative than the Centers for Medicare & Medical Services, or CMS, in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

The regulatory requirements that will govern any novel gene editing product candidates we develop are not entirely clear and may change. Within the broader genetic medicines field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Therapeutic Products within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical trials may also be subject to review and oversight by an IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at the institution participating in the clinical trial. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are seeking to identify and develop product candidates to treat diseases in which there is no clinical experience using a gene editing approach, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. The FDA has only recently approved the first ex vivo gene editing therapeutic product, Casgevy for the treatment of sickle cell disease.

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

Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. In April 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. In August 2023, the Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.

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

In order to market and sell any product candidates we may develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying local regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any jurisdiction, which would materially impair our ability to generate revenue.

We could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the United Kingdom's withdrawal from the European Union, or Brexit. As of January 2021, the MHRA is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland, which is subject to EU rules under the Northern Ireland Protocol. The United Kingdom and the European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will result in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (including Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the United Kingdom, in addition to any planned marketing authorization applications for the EMA.

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

We do not have any experience commercializing products outside of the United States. We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

In 2017, the Congress passed the FDA Reauthorization Act of 2017, or the FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump in December 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our products, which could materially impair our ability to generate revenue.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The FDA typically advises that patients treated with genetic medicine undergo follow-up observations for potential adverse events for up to a 15-year period. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, including a requirement to implement a REMS.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Further, the FDA and other agencies may experience disruptions due to public health epidemics or pandemics, such as the FDA's delays in domestic and foreign inspections during the COVID-19 pandemic. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any products for which we are able to obtain marketing approval. Any arrangements we have with healthcare providers, third-party payors and customers will subject us to broadly applicable fraud and abuse and other healthcare laws and regulations. The laws and regulations may constrain the business or financial arrangements and relationships through which we conduct clinical research, market, sell and distribute any products for which we obtain marketing approval. These include the following:

•
the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order, or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation;
•
the federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, and civil monetary penalty laws impose civil and criminal penalties against individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment or approval from Medicare, Medicaid or other government payers that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
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

In March 2010, President Obama signed into law the PPACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which will remain in effect through the first half of 2032. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 (PAYGO) sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act's health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in 2030 and 2031.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. However, in June 2021, the U.S. Supreme Court dismissed the case and sustained the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The former Trump presidential administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In January 2021, however, President Biden revoked those orders and issued an executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this executive order, federal agencies are directed to re-examine policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This executive order also directed the HHS to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic, which period ended in June 2023.

In the European Union in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the HTA entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among European Union member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and such actions could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, in December 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Nine states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA authorized the importation of mass medications from Canada into Florida. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which has been delayed until January 1, 2032 by the Inflation Reduction Act, or IRA.

The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which were first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or "catastrophic period" of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and adding price caps on annual out-of-pocket expenses, any of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.

States are also active in creating specific rules relating to the processing of personal information. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. Many of the CCPA’s requirements are similar to those found in the General Data Protection Regulation, or the GDPR, including requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency—the California Privacy Protection Agency—whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities.

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering comprehensive privacy laws during the 2024 legislative sessions. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the European Economic Area, or EEA, and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the group of companies of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

The GDPR places restrictions on the cross-border transfer of personal data from the European Union to countries that have not been found by the European Commission to offer adequate data protection legislation, such as the United States. There are ongoing concerns about the ability of companies to transfer personal data from the European Union to other countries. In July 2020, the Court of Justice of the European Union, or CJEU, invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU’s decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision has resulted in increased scrutiny on data transfers generally and may increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the United Kingdom’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a US-UK "data bridge," which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business.

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

Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient and could include the use of artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks on targets. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. While we have not experienced any material losses relating to cyber-attacks or security breaches, we have been the subject of hacking attempts that have resulted in limited breaches of our systems. We cannot guarantee that the measures we have taken to date, and actions we may take in the future, will be sufficient to prevent any future cyber-attacks or security breaches.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 19.1% of our common stock as of February 20, 2024. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

An active trading market for our common stock may not be sustained.

Our common stock began trading on the Nasdaq Global Select Market on June 17, 2021. Given the limited trading history of our common stock, there is a risk that an active trading market for our shares may not be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares, or at all.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their shares. The market price for our common stock may be influenced by many factors, including:

•
timing and results of or developments in clinical trials or preclinical studies of our product candidates or those of our competitors or potential collaborators;
•
adverse regulatory decisions, including failure to receive regulatory approvals for any of our product candidates;
•
our success in commercializing our product candidates, if and when approved;
•
developments with respect to competitive products or technologies;
•
regulatory or legal developments in the United States and other countries;
•
announcements by us or our competitors of significant acquisitions, in-licensing arrangements, strategic partnerships, joint ventures or collaborations;
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
•
announcement or expectation of additional financing efforts;
•
variations in our financial results or the financial results of companies that are perceived to be similar to us;
•
sales of common stock by us, our executive officers, directors or principal stockholders, or others;
•
changes in the structure of healthcare payment systems;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
general economic, industry and market conditions; and

•
the other factors described in this “Risk factors” section.

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

We no longer qualify as an "emerging growth company" and will soon cease to be a "smaller reporting company" and, as a result, we will no longer be able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies and/or smaller reporting companies.

Based on the market value of our common stock held by non-affiliates as of June 30, 2023, we ceased to qualify as an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, as of December 31, 2023, and will cease to qualify as a "smaller reporting company," as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, beginning with our quarterly report on Form 10-Q for the quarter ending March 31, 2024. We expect that the loss of our EGC and smaller reporting company status and compliance with additional disclosure requirements applicable to non-EGCs and non-smaller reporting companies that were not applicable to us in the past will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we are incurring significant legal, accounting and other expenses that we did not previously incur as a private company, and these expenses are likely to increase further after we are no longer allowed to avail ourselves of the reduced disclosure requirements of a smaller reporting company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Once we are no longer able to take advantage of the exemptions from various reporting requirements that are applicable to smaller reporting companies, we will be required to comply with increased disclosure obligations and other reporting requirements which will likely increase our costs in this fiscal year. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly compared to when we were a private company. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting and, now that we are no longer an EGC, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Compliance with Section 404 has been and will continue to be both costly and time-consuming for our management. If we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income. In addition, beginning in 2022, the Tax Act eliminates the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions, and the IRA, which introduced a number of new tax provisions, was signed into law in August 2022. The IRA in particular imposes a 1% excise tax on certain stock repurchases by publicly traded corporations which generally applies to any acquisition by the publicly traded corporation (or certain of its affiliates) of stock of the publicly traded corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the Tax Act, the IRA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the IRA and additional tax legislation. We urge prospective investors in our common stock to consult with their legal and tax advisors with respect to any recently enacted tax legislation, or proposed changes in law, and the potential tax consequences of investing in or holding our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect employee and third party, including patients, information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards and routine review of our policies and procedures to identify risks and enhance our practices. We have developed an incident response policy which is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate incidents, as well as to comply with applicable legal obligations. Internally and through a third-party service provider, we regularly conduct tests on our systems and incident simulations to help discover potential vulnerabilities, which enable improved decision-making and prioritization and promote monitoring and reporting across compliance functions. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance coverage may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

We engage certain external parties, including consultants, independent privacy assessors, computer security firms and risk management experts, to assess and enhance our cybersecurity oversight. Our third-party security firms periodically assess our cybersecurity process against the National Institute of Standards and Technology Cybersecurity Framework. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect us from any related vulnerabilities. We also regularly consult with industry groups on emerging industry trends.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect the company or our business strategy, results of operations or financial condition.

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.

We have a Vice President, Information Technology, whose team is responsible for leading company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and prepare the Company and its employees to address cybersecurity risks. The Vice President, Information Technology has a Master of Science in Information Technology and has implemented cybersecurity programs at four companies in the biotechnology industry over a 20-year career.

In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a data protection, cybersecurity and incident response and prevention training and compliance program, which covers timely and relevant topics, including social engineering, phishing, password protection, confidential data protection, asset use and mobile security, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools that are designed to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “VERV” since June 17, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of February 20, 2024, there were approximately 21 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Stock Performance Graph

The following stock performance graph illustrates a comparison from June 17, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 17, 2021 at the opening trading price of $19.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of December 31, 2023, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the three months ended December 31, 2023.

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

Overview

We are a clinical-stage genetic medicines company pioneering a new approach to the care of cardiovascular disease, or CVD, transforming treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. We are developing a pipeline of gene editing programs targeting the three lipoprotein pathways that drive atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD: low-density lipoprotein, or LDL, triglyceride-rich lipoproteins and lipoprotein(a), or Lp(a). Our lead programs target the PCSK9 and ANGPTL3 genes, respectively, which have been extensively validated as targets for lowering LDL cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetimes of patients with or at risk for ASCVD.

Our approach leverages multiple breakthroughs in 21st century biomedicine—human genetic analysis, gene editing, messenger RNA, or mRNA, -based therapies and lipid nanoparticle, or LNP, delivery—to target genes that are predominantly expressed in the liver in order to disrupt the production of proteins that can cause ASCVD. We are advancing a pipeline of single-course in vivo gene editing programs, each designed to mimic natural disease resistance mutations and turn off specific genes in order to lower blood lipids, thereby reducing the risk of ASCVD. We intend to initially develop our lead programs for the treatment of patients with familial hypercholesterolemia, or FH, an inherited disease that causes life-long severely elevated blood LDL-C, leading to increased risk of early-onset ASCVD. If our programs are successful in FH, we believe they could also provide a potential treatment for the broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure.

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, our follow-on public offerings, and our at-the-market, or ATM, equity offering program, and through our strategic collaborations with Vertex Pharmaceuticals Incorporated, or Vertex, and Eli Lilly and Company, or Lilly.

Through December 31, 2023, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2023, 2022 and 2021 were $200.1 million, $157.4 million and $120.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $544.3 million.

Our total operating expenses were $234.9 million, $167.6 million and $87.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we advance VERVE-101 in our ongoing Heart-1 clinical trial; initiate our planned Heart-2 Phase 1b clinical trial of VERVE-102, our product candidate targeting PCSK9 using our proprietary GalNAc-LNP delivery technology, and our planned Phase 1b clinical trial of VERVE-201, our product candidate targeting ANGPTL3, each subject to regulatory clearances; complete preclinical studies of VERVE-201; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $624.0 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see “Business—License and collaboration agreements” included in Part I, Item 1 of this Annual Report.

Components of our results of operations

Revenue

For the years ended December 31, 2023 and 2022, we recognized $11.8 million and $1.9 million, respectively, of collaboration revenue under a Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex and a Research and Collaboration Agreement, or the Lilly Agreement, with Lilly. We expect revenue related to these collaborations to increase as efforts under the collaborations continue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement and Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to: (i) develop additional product candidates; (ii) build our manufacturing capabilities; and (iii) develop our gene editing and LNP technology. We also expect our discovery research efforts and our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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
•
the timing of filing and acceptance of investigational new drug applications, or INDs, or comparable foreign applications that allow commencement of planned and future clinical trials for our product candidates;
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

Other income

Change in fair value of success payment liability

We are obligated to pay to Harvard and Broad tiered success payments in the event our average market capitalization exceeds specified thresholds ascending from a mid ten-digit dollar amount to $10.0 billion, or sale of our company for consideration in excess of those thresholds. In the event of a change of control of our company or a sale of our company, we are required to pay any related success payment in cash within a specified period following such event. Otherwise, the success payments may be settled at our option in either cash or shares of our common stock, or a combination of cash and shares of our common stock. The remaining potential aggregate success payments that could be payable by us are $25.0 million. At inception of the agreements, the success payment liabilities were recorded at fair value with the cost recorded as research and development expense and are being remeasured at each reporting period with charges recorded in other income while the instrument is outstanding.

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

Income tax

As of December 31, 2023, we had federal net operating loss, or NOL, carryforwards of $188.2 million and state NOL carryforwards of $186.1 million. The federal NOL carryforwards have an indefinite life and can be utilized to offset 80% of future taxable income, while the state NOL carryforwards will expire at various dates through 2043.

We have recorded a full valuation allowance against our net deferred tax assets due to uncertainties as to their ultimate realization.

Results of operations

Comparison of years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022	Change
Collaboration revenue	$11,758	$1,941	$9,817
Operating expenses:
Research and development	184,946	130,095	54,851
General and administrative	49,936	37,533	12,403
Total operating expenses	234,882	167,628	67,254
Other income:
Change in fair value of success payment liability	165	1,486	(1,321)
Interest and other income, net	23,166	6,867	16,299
Total other income, net	23,331	8,353	14,978
Loss before provision for income taxes	(199,793)	(157,334)	(42,459)
Provision for income taxes	(275)	(53)	(222)
Net loss	$(200,068)	$(157,387)	$(42,681)

Collaboration revenue

Collaboration revenue was $11.8 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, collaboration revenue included $8.5 million related to research services and cost reimbursement from the Vertex Agreement and $3.2 million related to research services and cost reimbursement from the Lilly Agreement. Collaboration revenue was $1.9 million for the year ended December 31, 2022, all of which related to research services and cost reimbursement from the Vertex Agreement. The increase in collaboration revenue in the year ended December 31, 2023 was largely a result of an increase in our services related to the Vertex Agreement and the services related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2023 and 2022:

	Year ended December 31,
(in thousands)	2023	2022	Change
Employee-related expenses	$69,826	$46,439	$23,387
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	21,334	26,952	(5,618)
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	41,119	20,584	20,535
Lab supplies	17,859	11,883	5,976
Facility-related costs (including depreciation)	19,296	10,486	8,810
License and milestone payments	327	4,515	(4,188)
Clinical trial costs	6,488	3,037	3,451
Other research and development costs	8,697	6,199	2,498
Total research and development expenses	$184,946	$130,095	$54,851

Research and development expenses were $184.9 million for the year ended December 31, 2023, compared to $130.1 million for the year ended December 31, 2022. The increase of $54.9 million was primarily due to the growth in our research and development organization to support the advancement of our pipeline and included the following:

•
an increase in employee-related costs of $23.4 million, including an increase in stock-based compensation of $6.6 million, driven by an increase in headcount of employees involved in research and development activities;
•
an increase in raw material costs and external expenses associated with our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials of $20.5 million;
•
an increase in facility-related costs (including depreciation) and other allocated miscellaneous expenses of $8.8 million due to the lease for new office and lab space at 201 Brookline Avenue which commenced in November 2023 and additional investment in research and development;
•
an increase in lab supplies of $6.0 million due to the increased activities related to advancing our pipeline and continued research effort;
•
an increase in clinical trial costs of $3.5 million associated with continued enrollment in our Heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101, including follow up for the Heart-1 clinical trial; and
•
an increase in other research and development costs of $2.5 million, primarily due to an increase in software subscriptions and other IT related costs.

These increases were partially offset by the following:

•
a decrease in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs, of $5.6 million; and
•
a decrease in research and development expense attributed to license and milestone payments of $4.2 million.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates and build our manufacturing capabilities and develop our gene editing and LNP technology.

General and administrative expenses

General and administrative expenses were $49.9 million for the year ended December 31, 2023, compared to $37.5 million for the year ended December 31, 2022. The increase of $12.4 million was primarily attributable to the following:

•
an increase of $11.3 million in employee-related expenses, including an increase in stock-based compensation of $6.0 million, resulting from an increase in headcount to support our growth; and
•
an increase of $1.1 million in facility-related costs and other expenses.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income

Change in fair value of success payment liability

During the year ended December 31, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock and increase in our shares outstanding, which resulted in a fair value adjustment of $0.2 million recorded to other income. During the year ended December 31, 2022, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock and the increase in our shares outstanding, which resulted in a fair value adjustment of $1.5 million recorded to other income. No success payments were triggered or paid during the years ended December 31, 2023 or 2022. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest and other income, net

The increase of $16.3 million in interest and other income for the year ended December 31, 2023 was primarily attributable to increasing interest rates on our higher marketable securities balances.

Comparison of the years ended December 31, 2022 and 2021

A discussion of changes in our results of operations during the year ended December 31, 2022 compared to the year ended December 31, 2021 has been omitted from this Annual Report but may be found in “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023, which discussion is incorporated herein by reference and which is available free of charge on the SEC's website at www.sec.gov.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through December 31, 2023, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offerings, and our ATM equity offering program.

As of December 31, 2023, we had $624.0 million in cash, cash equivalents and marketable securities.

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

In July 2022, we issued and sold 9,583,334 shares of our common stock, including 1,250,000 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock, at a public offering price of $27.00 per share, for aggregate net proceeds of approximately $242.9 million after deducting underwriting discounts and offering expenses of approximately $15.9 million.

In July 2022, we entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, as the agent pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the three months ended December 31, 2023, we sold 1,397,501 shares of common stock under the Sales Agreement for aggregate net proceeds of $18.6 million, after deducting commissions and offering expenses payable by us. As of December 31, 2023, we sold 2,780,853 shares of common stock under the Sales Agreement for aggregate net proceeds of $63.5 million, after deducting commissions and offering expenses payable by us. We sold an additional 1,766,835 shares of common stock under the Sales Agreement for aggregate net proceeds of $22.5 million subsequent to December 31, 2023.

In July 2023, we sold and issued 1,552,795 shares of our common stock to Lilly at a price of $19.32 per share, for an aggregate purchase price of $30.0 million.

Additionally, in August 2023, we received $30.0 million as an upfront payment from Lilly pursuant to the Lilly Agreement.

In December 2023, we issued and sold 14,375,000 shares of our common stock, including 1,875,000 shares of common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. We received net proceeds of approximately $134.7 million after deducting underwriting discounts and offering expenses of approximately $9.0 million.

In December 2023, in a private placement concurrent with the December 2023 underwritten offering, we issued and sold 2,296,317 shares of our common stock to Lilly at a price of $10.00 per share for an aggregate purchase price of $23.0 million.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Year ended December 31,
(in thousands)	2023	2022
Cash used in operating activities	$(149,549)	$(122,332)
Cash provided by (used in) investing activities	27,690	(155,955)
Cash provided by financing activities	212,577	328,956
Net increase in cash, cash equivalents and restricted cash	$90,718	$50,669

Operating activities

For the year ended December 31, 2023, net cash used in operating activities was $149.5 million, consisting primarily of our net loss of $200.1 million adjusted for non-cash items including $0.2 million associated with the fair value change in success payment liability and $14.4 million associated with amortization of investment premiums, offset by stock-based compensation of $35.1 million, depreciation expense of $5.5 million, non-cash lease expense of $6.8 million, and a net increase in changes in our operating assets and liabilities of $17.7 million.

For the year ended December 31, 2022, net cash used in operating activities was $122.3 million, consisting primarily of our net loss of $157.4 million and a decrease attributable to non-cash items of $1.5 million associated with the fair value change in the success payment liability and $1.0 million associated with amortization of investment premiums. These amounts are partially offset by the following non-cash changes: stock-based compensation of $22.5 million, depreciation expense of $2.8 million, non-cash lease expense of $3.9 million, and a net increase in changes in our operating assets and liabilities of $8.4 million.

Investing activities

For the year ended December 31, 2023, net cash provided by investing activities was $27.7 million, consisting of maturities of marketable securities of $554.1 million, which amount was partially offset by purchases of marketable securities of $517.1 million and purchases of property and equipment of $9.3 million, primarily related to lab equipment.

For the year ended December 31, 2022, net cash used in investing activities was $156.0 million, consisting of purchases of marketable securities of $479.4 million and purchases of property and equipment of approximately $13.3 million, primarily related to lab equipment, which amounts were offset partially by maturities of marketable securities of $336.7 million.

Financing activities

For the year ended December 31, 2023, net cash provided by financing activities was $212.6 million, consisting primarily of net proceeds from the sale of our common stock of $178.3 million, net proceeds of $31.7 million from the issuance of 1,552,795 shares of our common stock to Lilly in connection with the Lilly Agreement, proceeds from exercises of stock options of $1.2 million and issuance of shares of our common stock through our employee stock purchase plan of $1.4 million.

For the year ended December 31, 2022, net cash provided by financing activities was $329.0 million consisting primarily of net proceeds from the sale of our common stock of $285.7 million, net proceeds of $40.0 million from the issuance of 1,519,756 shares to Vertex in connection with the Vertex Agreement, proceeds from exercises of stock options of $2.2 million and issuance of shares of our common stock through our employee stock purchase plan of $1.1 million.

Funding requirements

Our operating expenses and future funding requirements are expected to increase substantially as we continue to advance our portfolio of programs.

Specifically, our expenses will increase if and as we:

•
conduct our ongoing Heart-1 clinical trial for VERVE-101 in New Zealand and the United Kingdom, and upon activation of clinical trial sites, in the United States;
•
initiate our planned Heart-2 Phase 1b clinical trial of VERVE-102 and our planned Phase 1b clinical trial of VERVE-201, each subject to regulatory clearances;

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
•
make milestone payments to Lilly under our amended and restated collaboration and license agreement, or the ARCLA, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, or the Acuitas Agreement, milestone payments or success payments to Broad and Harvard under our license agreement with Broad and Harvard (as amended, the Cas9 License Agreement), and milestone payments to Novartis under our license agreement with Novartis, or the Novartis Agreement, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $624.0 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

We lease certain assets under a noncancelable operating lease, which expires through 2032. The lease relates primarily to office space and laboratory space. Our aggregate future minimum commitments under this office and laboratory lease were $74.9 million as of December 31, 2023, excluding any related common area maintenance charges or real estate taxes. For additional information regarding this lease, refer to Note 7, Leases, to our consolidated financial statements.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical studies and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation.

We have also entered into license agreements under which we may be obligated to make certain payments. For example, in November 2021, we paid success payments of approximately $6.3 million to Broad and Harvard that were triggered under the Cas9 License Agreement. If additional success payments are triggered, we would be obligated to pay Broad and Harvard up to an additional $25.0 million under the Cas9 License Agreement. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. Such payment obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known. For additional information about our license agreements and amounts that could become payable in the future under such agreements, see “Business—License and collaboration agreements” and Note 8, License agreements, to our consolidated financial statements.

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

•
revenue recognition; and
•
accrued research and development expenses.

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

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. The areas of our revenue recognition policy that contain significant judgment include the determination of performance obligations, including customer options, the determination of estimated selling prices and the allocation of transaction price to our identified performance obligations.

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

Recently adopted accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently adopted accounting pronouncements” in the accompanying notes to our consolidated financial statements included at the end of this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023, we had cash and cash equivalents of $206.2 million, which consisted of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of December 31, 2023, we had marketable securities of $417.8 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

The following table describes, for the three months ended December 31, 2023, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name (Title)	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares of Common Stock
Sekar Kathiresan Chief Executive Officer and Director	Adoption 12/22/2023	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 243,672
Burt Adelman Director	Adoption 12/26/2023	Rule 10b5-1 trading arrangement	Sale	Until December 31, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 100,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the sections titled “Proposal No. 1—Election of Class III Directors,” “Corporate Governance—Code of business conduct and ethics,” “Corporate Governance—Board committees,” “Corporate Governance—Board committees—Compensation committee interlocks and insider participation,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a written code of business conduct and ethics, or Code, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code is available on the investor section of our website at ir.vervetx.com. We intend to disclose on our website any amendments to, or waivers from, our Code that are required to be disclosed pursuant to SEC rules.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section titled “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and, other than the information disclosed pursuant to Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections titled “Executive and Director Compensation—Equity compensation plan information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections titled “Transactions with Related Persons” and “Corporate Governance—Director independence” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in the section titled “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

3. Exhibits.

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

4.1

Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

4.2

Second Amended and Restated Investors’ Rights Agreement, dated as of January 14, 2021, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

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

10.3#	2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)
10.4#	Form of Stock Option Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)
10.5#	Form of Restricted Stock Unit Agreement under the 2021 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K, filed on March 2, 2023)
10.6#

Amended and Restated 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.7*#	2024 Inducement Stock Incentive Plan
10.8*#	Form of Restricted Stock Unit Agreement under 2024 Inducement Stock Incentive Plan
10.9*#	Form of Nonstatutory Stock Option Agreement under 2024 Inducement Stock Incentive Plan
10.10*	Summary of Non-Employee Director Compensation Program
10.11†

Amended and Restated Collaboration and License Agreement, dated as of July 5, 2022, by and between the Registrant and Beam Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 7, 2022)

10.12†

Amended and Restated Development and Option Agreement, dated as of October 6, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.13†

Non-Exclusive License Agreement, dated as of October 14, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.14†

Cas9 License Agreement, dated as of March 15, 2019, by and among the Registrant, The President and Fellows of Harvard College and The Broad Institute, Inc., as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.15†

Strategic Collaboration and License Agreement, dated as of July 18, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, filed on November 7, 2022)

10.16†

Research and Collaboration Agreement, dated June 14, 2023, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 10, 2023)

10.17†*	License Agreement, dated October 4, 2021, by and between the Registrant and Novartis Pharma AG, as amended
10.18

Lease, dated as of August 19, 2021, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 10, 2021)

10.19

First Amendment to Lease, dated as of January 4, 2022, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)

10.20

Second Amendment to Lease, dated as of June 17, 2022, by and between the Registrant and ARE-MA Region No, 87 Tenant, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 9, 2022)

10.21#

Form of indemnification agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.22#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Sekar Kathiresan, M.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.23#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Ashe, J.D. (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.24#*	Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Bellinger, M.D., Ph.D., as amended
10.25#

Employment Agreement, dated as of November 26, 2021, between the Registrant and Allison Dorval (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)

10.26

Open Market Sale AgreementSM, dated as of July 1, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, File No. 333-265996, filed on July 1, 2022)

10.27†

Stock Purchase Agreement, dated as of July 18, 2022, by and between the Registrant and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.22 to the Registrant's Annual Report on Form 10-K, filed on March 2, 2023)

10.28†

Stock Purchase Agreement, dated as of June 14, 2023, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 10, 2023)

10.29†*	Stock Purchase Agreement, dated as of November 28, 2023, by and between the Registrant and Eli Lilly and Company
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#*	Dodd-Frank Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: February 27, 2024	By:	/s/ Sekar Kathiresan
Sekar Kathiresan
Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sekar Kathiresan	Chief Executive Officer	February 27, 2024
Sekar Kathiresan	(Principal Executive Officer)

/s/ Allison Dorval	Chief Financial Officer	February 27, 2024
Allison Dorval	(Principal Financial Officer and Principal Accounting Officer)

/s/ Burt Adelman	Director	February 27, 2024
Burt Adelman

/s/ Lonnel Coats	Director	February 27, 2024
Lonnel Coats

/s/ Alexander Cumbo	Director	February 27, 2024
Alexander Cumbo

/s/ Michael MacLean	Director	February 27, 2024
Michael MacLean

/s/ Sheila Mikhail	Director	February 27, 2024
Sheila Mikhail

/s/ Krishna Yeshwant	Director	February 27, 2024
Krishna Yeshwant

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verve Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verve Therapeutics, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for revenue from collaboration agreements
Description of the Matter

The Company recorded revenue from collaboration agreements of $11.8 million for the year ended December 31, 2023. As described in Note 2 to the consolidated financial statements, the Company enters into collaboration agreements under which the Company licenses rights to certain of its product candidates and performs research and development services. Amounts received under these arrangements typically include non-refundable upfront fees, reimbursement of research and development costs, development, regulatory, and commercial milestone payments, and royalties on net sales of licensed products.

Auditing the Company’s accounting for revenues from collaboration arrangements was complex and required significant judgments primarily in identifying the performance obligations, including whether options to provide license rights represent material rights, the determination of estimated selling prices and the allocation of the arrangement consideration to the performance obligations.

How We Addressed the Matter in Our Audit

To test the accounting for revenue from collaboration arrangements, our audit procedures included, among others, inspecting the collaboration agreement, assessing the appropriateness of the Company’s technical accounting analyses and testing the application of the applicable accounting guidance. This included testing the completeness and appropriateness of the Company’s identification of performance obligations. We evaluated the determination of the estimated selling prices used to allocate arrangement consideration to the performance obligations, as well as the determination of any significant and incremental discount present in customer options and tested the underlying data used in the analysis. We also assessed the consistency of the judgments and related conclusions to other similar arrangements and evaluated any contrary evidence identified.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

February 27, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verve Therapeutics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Verve Therapeutics, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verve Therapeutics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2024

Verve Therapeutics, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$206,180	$115,412
Marketable securities	417,770	439,396
Collaboration receivable	5,897	1,012
Prepaid expenses and other current assets	8,102	7,339
Total current assets	637,949	563,159
Property and equipment, net	22,505	18,778
Restricted cash	4,774	4,824
Operating lease right-of-use assets	85,295	91,877
Other long term assets	2,165	585
Total assets	$752,688	$679,223
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,636	$2,424
Accrued expenses	20,178	20,767
Lease liability, current portion	10,192	11,904
Total current liabilities	37,006	35,095
Long term lease liability	64,715	70,014
Success payment liability	2,720	2,885
Deferred revenue, non-current	48,556	20,014
Other long term liabilities	189	283
Total liabilities	153,186	128,291
Commitments and contingencies (See Notes 7 and 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 81,969,693 and 61,730,816 shares issued and outstanding at December 31, 2023 and 2022, respectively	82	62
Additional paid-in capital	1,143,453	895,801
Accumulated other comprehensive income (loss)	272	(694)
Accumulated deficit	(544,305)	(344,237)
Total stockholders’ equity	599,502	550,932
Total liabilities and stockholders’ equity	$752,688	$679,223

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Collaboration revenue	$11,758	$1,941	$—
Operating expenses:
Research and development	184,946	130,095	68,202
General and administrative	49,936	37,533	18,865
Total operating expenses	234,882	167,628	87,067
Loss from operations	(223,124)	(165,687)	(87,067)
Other income (expense):
Change in fair value of antidilution rights liability	—	—	(25,574)
Change in fair value of success payment liability	165	1,486	(7,815)
Interest and other income, net	23,166	6,867	142
Total other income (expense), net	23,331	8,353	(33,247)
Loss before provision for income taxes	(199,793)	(157,334)	(120,314)
Provision for income taxes	(275)	(53)	—
Net loss	$(200,068)	$(157,387)	$(120,314)
Net loss per common share, basic and diluted	$(3.12)	$(2.91)	$(4.48)
Weighted-average common shares used in net loss, basic and diluted	64,175,137	54,023,653	26,872,036
Comprehensive Loss:
Net loss	$(200,068)	$(157,387)	$(120,314)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	966	(466)	(236)
Comprehensive loss	$(199,102)	$(157,853)	$(120,550)

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of convertible preferred stock and stockholders’ equity (deficit)

	Convertible preferred stock		Common stock		Additional	Accumulated other		Total
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ equity (deficit)
Balance at December 31, 2020	179,519,032	$125,160	2,585,789	$3	$2,616	$8	$(66,536)	$(63,909)
Issuance of Series B convertible preferred stock, net of issuance costs of $241	77,163,022	93,759	—	—	—	—	—	—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	(256,682,054)	(218,919)	27,720,923	28	218,891	—	—	218,919
Issuance of common stock from initial public offering, net of issuance costs of $25,098	—	—	16,141,157	16	281,568	—	—	281,584
Issuance of common stock to licensor institutions	—	—	878,098	1	32,489	—	—	32,490
Vesting of restricted common stock	—	—	537,633	—	—	—	—	—
Exercise of stock options	—	—	599,838	1	965	—	—	966
Purchase of common stock under employee stock purchase plan	—	—	48,297	—	780	—	—	780
Unrealized loss on marketable securities	—	—	—	—	—	(236)	—	(236)
Stock-based compensation	—	—	—	—	7,072	—	—	7,072
Net loss	—	—	—	—	—	—	(120,314)	(120,314)
Balance at December 31, 2021	—	—	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	—	—	743,638	—	2,175	—	—	2,175
Vesting of restricted stock units	—	—	6,375	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	—	—	85,810	—	1,069	—	—	1,069
Issuance of common stock in connection with the Vertex Agreement	—	—	1,519,756	2	39,984	—	—	39,986
Issuance of common stock upon follow-on public offering, net of issuance costs of $15,924	—	—	9,583,334	10	242,816	—	—	242,826
Issuance of common stock from At-the-Market offering, net of issuance costs of $1,722	—	—	1,280,168	1	42,899	—	—	42,900
Unrealized loss on marketable securities	—	—	—	—	—	(466)	—	(466)
Stock-based compensation	—	—	—	—	22,477	—	—	22,477
Net loss	—	—	—	—	—	—	(157,387)	(157,387)
Balance at December 31, 2022	—	—	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	—	—	240,182	—	1,200	—	—	1,200
Vesting of restricted stock units	—	—	149,456	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	—	—	124,442	—	1,379	—	—	1,379
Issuance of common stock in connection with the Lilly Stock Purchase Agreements	—	—	3,849,112	4	54,667	—	—	54,671
Issuance of common stock from At-the-Market offering, net of issuance costs of $728	—	—	1,500,685	2	20,568	—	—	20,570
Issuance of common stock upon follow-on public offering, net of issuance costs of $9,013			14,375,000	14	134,722			134,736
Unrealized gain on marketable securities	—	—	—	—	—	966	—	966
Stock-based compensation	—	—	—	—	35,116	—	—	35,116
Net loss	—	—	—	—	—	—	(200,068)	(200,068)
Balance at December 31, 2023	—	—	81,969,693	$82	$1,143,453	$272	$(544,305)	$599,502

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(200,068)	$(157,387)	$(120,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,455	2,804	1,535
Non-cash lease expense	6,792	3,907	1,842
Net amortization of premium (accretion of discount) on marketable securities	(14,382)	(1,027)	1,508
Stock-based compensation	35,116	22,477	7,072
Change in fair value of antidilution rights	—	—	25,574
Change in fair value of success payments liabilities	(165)	(1,486)	7,815
Changes in operating assets and liabilities:
Collaboration receivable	(5,892)	(1,012)	—
Prepaid expenses and other current assets	(1,406)	(9,436)	(7,528)
Accounts payable	3,910	(5,216)	6,829
Accrued expenses and other liabilities	(231)	7,041	5,977
Success payment liability	—	—	(6,250)
Deferred revenue	28,542	20,014	—
Operating lease liabilities	(7,220)	(3,011)	(1,940)
Net cash used in operating activities	(149,549)	(122,332)	(77,880)
Cash flows from investing activities:
Purchases of property and equipment	(9,283)	(13,232)	(4,359)
Purchases of marketable securities	(517,140)	(479,401)	(371,494)
Maturities of marketable securities	554,113	336,678	136,755
Net cash provided by (used in) investing activities	27,690	(155,955)	(239,098)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net	—	—	93,759
Proceeds from issuance of common stock, net of issuance costs	178,746	286,509	285,214
Proceeds from the issuance of common stock in connection with collaboration agreements	31,710	39,986	—
Payment of equity offering costs	(458)	(783)	(3,630)
Proceeds from exercise of stock options	1,200	2,175	966
Proceeds from purchase of shares through employee stock purchase plan	1,379	1,069	780
Net cash provided by financing activities	212,577	328,956	377,089
Increase in cash, cash equivalents and restricted cash	90,718	50,669	60,111
Cash, cash equivalents and restricted cash—beginning of period	120,236	69,567	9,456
Cash, cash equivalents and restricted cash—end of period	$210,954	$120,236	$69,567
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$1,534	$1,706	$503
Financing costs included in accounts payable and accrued expenses	$21	$—	$—
Conversion of convertible preferred stock to common stock upon closing of initial public offering	$—	$—	$218,919
Settlement of derivative liability by issuing common stock	$—	$—	$32,490
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$83,417	$809

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $624.0 million as of December 31, 2023, will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities as of and during the reporting period. The Company bases its estimates and assumptions on historical experience when available and on various factors that it believes to be reasonable under the circumstances.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$206,180	$115,412
Restricted cash	4,774	4,824
Total cash, cash equivalents and restricted cash	$210,954	$120,236

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

Marketable securities are evaluated for impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. Any impairment that is not credit- related is recognized in other comprehensive (loss) income, net of applicable taxes.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable securities, collaboration receivable, and restricted cash. Periodically, the Company may maintain deposits in financial institutions in excess of government insured limits. Management believes that the Company is not exposed to significant credit risk as the Company’s deposits are held at financial institutions that management believes to be of high credit quality, and the Company has not experienced any losses on these deposits.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair values requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2023, 2022 and 2021. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2023 and 2022.

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

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2023, 2022 and 2021.

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

Antidilution Rights—The antidilution rights represented the obligation to issue additional shares of common stock to Harvard and Broad following the completion of additional financings, including the Company’s initial public offering. These antidilution rights were accounted for under ASC 815, Derivatives and Hedging ("ASC 815"), and were initially recorded at fair value with a corresponding charge to research and development expense. The liability was remeasured at each reporting period, with changes in fair value recognized in other income (expense) in the statement of operations and comprehensive loss while this instrument was outstanding. The obligation was satisfied in full upon the issuance of an aggregate of an additional 878,098 shares of common stock upon the closing of the Company's initital public offering ("IPO") in June 2021.

Success Payments—The Company is obligated to pay to Harvard and Broad tiered success payments in the event the Company’s average market capitalization exceeds specified thresholds ascending from a mid ten-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control of the Company or a sale of the Company, the Company is required to pay in cash within a specified period following such event. Otherwise, the payments may be settled at the Company’s option in either cash or shares of the Company’s common stock. The success payments are accounted for under ASC 815 and were initially recorded at fair value with a corresponding charge to research and development expense. The liability is remeasured at each reporting period with all changes in value recognized in other income (expense) in the statement of operations and other comprehensive loss. During the year ended December 31, 2021, certain success payment obligations were triggered, and amounts paid to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. No success payments were triggered or paid during the years ended December 31, 2023 and 2022. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the remaining success payment obligation. Refer to Note 5, Fair value of financial instruments, for additional discussion.

Revenue Recognition

The Company enters into collaboration agreements which are within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), under which the Company licenses rights to certain of the Company’s product candidates and performs research and development services. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of research and development costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

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

The Company’s stock-based compensation awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees, directors and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees with performance-based vesting conditions is recognized over the implied service period when achievement of the performance-based milestones is deemed probable. The Company uses judgment to determine whether and, if so, how many awards are deemed probable of vesting at each reporting period.

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

Leases

The Company accounts for leases in accordance with ASC Topic 842 Leases ("ASC 842"). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances, the existence of an identified asset(s), if any, and the Company’s control over the use of the identified asset(s), if applicable. If an arrangement is determined to be or contain a lease, the lease is assessed for classification as either an operating or finance lease at the lease commencement date, defined as the date on which the leased asset is made available for use by the Company, based on the economic characteristics of the lease. The lease liability is measured at the present value of future lease payments, discounted using the discount rate as of the lease commencement date. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the incremental borrowing rate, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company recognizes a corresponding lease right of use (“ROU”) asset, initially measured as the amount of lease liability, adjusted for any initial lease costs or lease payments made before or at the commencement of the lease, and reduced by any lease incentives.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022 and 2021, the Company’s only element of other comprehensive loss was unrealized gains and losses on marketable securities.

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

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2023, 2022 and 2021.

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, this standard requires allowances to be recorded instead of reducing the amortized cost of the investment. The new standard became effective for the Company on January 1, 2023. Based on the Company’s analysis, the adoption of this standard did not have a material impact on the Company’s financial statements.

3. Marketable securities

Marketable securities by security type consisted of the following:

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$147,978	$144	$(15)	$148,107
U.S. agency securities	269,520	277	(134)	269,663
Total	$417,498	$421	$(149)	$417,770

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$228,432	$13	$(301)	$228,144
U.S. agency securities	211,658	68	(474)	211,252
Total	$440,090	$81	$(775)	$439,396

The remaining contractual maturities of all marketable securities were less than 24 months as of December 31, 2023 and 2022.The unrealized loss on the Company’s marketable securities of $0.1 million and $0.8 million as of December 31, 2023 and December 31, 2022, respectively, was caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those marketable securities to be other-than-temporarily impaired at December 31, 2023 and 2022. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2023 or 2022.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

	December 31,
(in thousands)	2023	2022
Lab equipment	28,851	20,379
Leasehold improvements	726	266
Furniture and fixtures	2,323	2,294
Computer equipment	997	826
Total property and equipment	32,897	23,765
Less accumulated depreciation	(10,392)	(4,987)
Property and equipment, net	$22,505	$18,778

	Year ended December 31,
(in thousands)	2023	2022	2021
Depreciation expense	$5,455	$2,804	$1,535

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

	As of December 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$120,987	$120,987	$—	$—
Marketable securities:
U.S. treasury bills and notes	148,107	—	148,107	—
U.S. agency securities	269,663	—	269,663	—
Total assets	$538,757	$120,987	$417,770	$—
Liabilities
Success payment liability	$2,720	—	—	$2,720
Total liabilities	$2,720	$—	$—	$2,720

	As of December 31, 2022
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$105,303	$105,303	$—	$—
Marketable securities:
U.S. treasury bills and notes	228,144	—	228,144	—
U.S. agency securities	211,252	—	211,252	—
Total assets	$544,699	$105,303	$439,396	$—
Liabilities
Success payment liability	$2,885	$—	$—	$2,885
Total liabilities	$2,885	$—	$—	$2,885

Cash Equivalents—Cash equivalents of $121.0 million and $105.3 million as of December 31, 2023 and 2022, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Success Payment Liability— The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a mid ten-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million (after termination of the Broad License Agreement).

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

The Company remeasured the liability at fair value with the decreases of $0.2 million and $1.5 million recorded to other income for the years ended December 31, 2023 and 2022, respectively. The Company remeasured the liability at fair value with the increase of $7.8 million recorded to other expense for the year ended December 31, 2021.

In September 2021, multiple success payments were triggered and amounts due to Harvard and Broad totaled $6.3 million. These amounts were settled in cash in November 2021. The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing the success payments liability associated with the Company’s realization of a certain valuation threshold through either a sale of the Company’s preferred stock or a company sale at December 31, 2023, 2022 and 2021, were as follows:

	At December 31, 2023	At December 31, 2022	At December 31, 2021
Fair value of common stock (per share)	$13.94	$19.35	$36.87
Equity volatility	83%	84%	77%

In February 2021, the Company provided written notice to Broad of its election to terminate the Broad License Agreement, which termination became effective in June 2021.

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs were as follows:

(in thousands)	Success payment liability
Balance at December 31, 2021	$4,371
Change in fair value	(1,486)
Balance at December 31, 2022	$2,885
Change in fair value	(165)
Balance at December 31, 2023	$2,720

6. Accrued expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2023	2022
Employee compensation and related benefits	$12,342	$9,124
Accrued external research and development expenses	4,856	8,919
Professional fees	1,492	1,193
License and milestone payments	500	310
Other	988	1,221
Total	$20,178	$20,767

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

The components of operating lease cost were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating lease costs	$12,936	$5,946
Variable lease costs	3,854	1,601
Short term lease costs	1,259	698
Total	$18,049	$8,245

Supplemental cash flow information related to operating leases was as follows:

(in thousands)	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$12,550	$5,050

As of December 31, 2023, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 9 years.

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

Future minimum commitments under non-cancellable leases as of December 31, 2023 were as follows:

Years ending December 31,	Amount
(in thousands)
2024	$10,563
2025	10,868
2026	11,183
2027	11,506
2028	11,839
Thereafter	50,075
Total lease payments	$106,034
Less: interest	(31,127)
Present value of operating lease liabilities	$74,907

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

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for the license agreements. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $46.2 million and $108 million in development and sales-based milestones, respectively. In 2022, the first milestone was triggered and amounts due to Harvard and Broad totaled $0.3 million. These amounts were paid as of December 31, 2023. If the Company undergoes a change of control during the term of the license agreements, then certain of the milestone payments would be increased by a mid-double-digit percentage. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales, for each of the license agreements. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

Beam license agreement

In April 2019, the Company and Beam Therapeutics, Inc. (“Beam”) entered into a collaboration and license agreement (the “Original Beam Agreement”), pursuant to which the Company received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, as well as gene editing and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b (“Cas12b technology”), in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases (the “licensed products”). Upon execution of the Original Beam Agreement and as partial consideration for the rights granted to the Company thereunder, the Company issued 276,075 shares of its common stock to Beam.

In July 2022, the Company and Beam amended and restated the Original Beam Agreement upon entering into the amended and restated collaboration and license agreement (the “ARCLA”). Pursuant to the ARCLA, Beam granted the Company an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards a third liver-mediated, cardiovascular disease target, in addition to the PCSK9 and ANGPTL3 gene targets licensed under the Original Beam Agreement. The Company is responsible for the development and commercialization of products targeting the licensed gene targets, in each case subject to Beam’s opt-in right. Except as described below, the Company is fully responsible for the development of licensed products under the ARCLA.

In October 2023, Beam and Eli Lilly and Company (“Lilly”) entered into the Transfer and Delegation Agreement (“TDA”), pursuant to which Lilly acquired certain rights previously held by Beam under the ARCLA. This included the right to opt-in to the Company’s PCSK9 and ANGPTL3 programs to share 33% of worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States on a 50/50 basis. Additionally, for an undisclosed third cardiovascular disease gene target, Lilly acquired Beam’s right to opt-in to share 35% of worldwide expenses of the development of such licensed product, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. Under the ARCLA, the Company retains control of the development and commercialization of all collaboration products and holds all product rights for the PCSK9 and ANGPTL3 programs outside the United States.

If Lilly exercises its opt-in right for a given licensed product (following such opt-in, a “collaboration product”), it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. With respect to each collaboration product, the Company and Lilly will enter into a subsequent co-promotion agreement prior to the anticipated sale of such collaboration product in the United States, pursuant to which the Company and Lilly will each provide 50% of the promotional effort required to promote the collaboration product. For collaboration products, on a product-by-product basis outside of the United States, the Company is obligated to pay clinical and regulatory milestones of up to an aggregate of $5.6 million and sales-based milestones of up to an aggregate of $7.5 million. Due to the submission of the Company’s clinical trial application in New Zealand and the first patient dosing with VERVE-101 in a clinical trial, milestone payments of $0.3 million and $0.2 million, respectively, were triggered in 2022 and subsequently paid by the Company to Beam.

Any licensed products for which Lilly has either (i) not elected to exercise its opt-in right or (ii) if Lilly has exercised its opt-in right, either the Company or Lilly subsequently elect to opt-out of the payment of shared development and commercialization costs and participating in the commercialization of such licensed product, are referred to as a “non-collaboration product.” For such non-collaboration products, on a product-by-product basis worldwide, the Company is obligated to pay clinical and regulatory milestones of up to an aggregate of $11.3 million and sales-based milestones of up to an aggregate of $15.0 million.

To the extent there are sales of a collaboration product outside of the United States or a non-collaboration product worldwide, the Company will be required to pay tiered royalties to Lilly at rates ranging from the low-to-mid single digit percentage of net sales, subject to specified reductions. Such royalty payments will terminate on a country-by-country and product-by-product basis upon the later to occur of (i) the expiration of the last to expire valid claim under the patent rights covering such product in such country, (ii) the period of regulatory exclusivity associated with such product in such country or (iii) 10 years after the first commercial sale of such product in such country.

The Company and Lilly each have the right to sublicense their respective licensed rights, subject to certain restrictions and provided that the sublicense agreement is in compliance and consistent with the terms of the ARCLA and any applicable licensed agreements.

Under the ARCLA, the Company granted Beam an exclusive, worldwide, sublicensable, fully paid-up license under the Company’s intellectual property, including under the Company’s GalNAc-LNP delivery technology, relating to a preclinical program developed by the Company. Beam has a non-exclusive license under know-how and patents controlled by the Company, and an interest in joint collaboration technology, to allow Beam to conduct activities under agreed upon research and development plans, as applicable.

The ARCLA granted Beam, on a target-by-target basis, the option to obtain a non-exclusive, worldwide, sublicensable license to the Company’s GalNAc-LNP delivery technology for the development and commercialization of certain base editor products, as to which Beam would owe the Company a fee upon exercise of each option, certain regulatory and commercial sale milestones as well as low single-digit royalties on net sales for base editor products using the GalNAc-LNP delivery technology. These rights remained with Beam and were not transferred to Lilly under the TDA. The Company concluded the receipt of any milestone or royalty payments under the ARCLA was not probable as of December 31, 2023.

The term of the ARCLA continues until the last to expire of any royalty term for any licensed product. The Company has the right to terminate the ARCLA as to any licensed product, but not for any collaboration product, by delivering a 90-day termination notice to Lilly, provided that Lilly has elected not to exercise its opt-in right or the period to exercise such opt-in right has expired. Beam has the right to terminate the ARCLA as to certain products by delivering a 90-day termination notice to the Company. The ARCLA may be terminated by either party upon (i) written notice if the other party is in material breach and fails to cure such breach within the specified cure period or (ii) the other party’s bankruptcy or liquidation. Each party may terminate the licenses granted to it under the ARCLA immediately if the other party, directly or indirectly, challenges the enforceability, validity or scope of any patent rights underlying the licenses granted under the ARCLA.

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and collaboration agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. The Company did not recognize any research and development expense during the year ended December 31, 2023 related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees. The Company recognized $0.1 million for the year ended December 31, 2022 related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees. Under the terms of the agreement, the Company allowed the development and option agreement to terminate upon reaching the third anniversary of the agreement in December 2022.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. Due to the first patient dosing of VERVE-101 in a clinical trial, a milestone payment of $0.8 million was triggered and paid during the year ended December 31, 2022. No research and development expenses were recognized under the agreement in the year ended December 31, 2023.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG (“Novartis”) to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-102 and VERVE-201. As consideration for the license and rights granted under the agreement, the Company made a one-time, non-refundable, upfront payment of $0.8 million during the year ended December 31, 2021. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. In 2023, the first milestone was triggered and amounts due to Novartis totaled $0.5 million. These amounts were payable as of December 31, 2023 and will be settled in cash.

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

9. Collaboration and license agreements

Vertex agreement

Summary of agreement

In July 2022, the Company entered into a Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Additionally, in connection with the execution of the Vertex Agreement, the Company entered into a stock purchase agreement (the “Vertex Stock Purchase Agreement”) with Vertex, pursuant to which the Company sold 1,519,756 shares of its common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

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

Prior to the first patient dosing in the first Phase 1b clinical trial for the first product candidate developed under the Vertex Agreement, the Company also has the right to opt-in to a profit share arrangement pursuant to which Vertex and the Company would share the costs and net profits for all product candidates emerging from the collaboration. If the Company exercises its opt-in right, in lieu of milestones and royalties, it will be obligated to pay for a specified percentage of the development and commercialization costs, and it will have the right to receive a specified percentage of the profits from any sales of any product candidates advanced under the collaboration. At the time the Company exercises the option, it may elect a profit/cost share of up to 40% (with Vertex retaining a minimum of 60%). In order to exercise its opt-in right, the Company is required to pay a fee depending on the profit/cost percentage elected by the Company and the Company’s licensed technology included in the most advanced product candidate at the time it exercises its opt-in right. Under all profit share scenarios, Vertex will control the worldwide development and commercialization of any product candidates resulting from the collaboration.

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

Accounting Analysis

The Company assessed the promised goods and services under the Vertex Agreement, in accordance with ASC 606. At inception, the Vertex Agreement included the following performance obligations: (i) the research services obligation which relates to the research and development services to be provided under the Vertex Research Plan (the “Initial Vertex Research Services”) and (ii) three licensed agent material rights related to the options to obtain licenses to exploit a licensed agent, at a discount.

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Vertex Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of services under the Vertex Research Plan. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as that consideration may only be earned subsequent to an option exercise

The Company has concluded that the variable consideration related to the cost reimbursement of the Initial Vertex Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Vertex Research Plan. The reimbursement of the Initial Vertex Research Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $20.0 million to the three licensed agent material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each licensed agent license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research activities to identify the licensed agents. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed agent being identical and (ii) all licensed agents are targeting the same gene. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations, at inception, is as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$5,845
First licensed agent material right	6,667
Second licensed agent material right	6,667
Third licensed agent material right	6,666
Total	$25,845

The amount allocated to the Initial Vertex Research Services obligation was recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed agent material rights was recorded as deferred revenue and will commence recognition upon exercise of each option or, if an option is never exercised, it will be recognized in full upon expiry of the Vertex Research Term. The Company classifies unexercised material rights as deferred revenue, net of current portion on the consolidated balance sheet as they are contingent upon successful development of licensed agents and at the option of the customer. When a material right is exercised, the amount allocated to the material right, which will be earned within the next twelve months, is reclassified to current deferred revenue.

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

During the years ended December 31, 2023 and 2022, the Company recognized $8.5 million and $1.9 million, respectively, of revenue associated with the Vertex Agreement related to research services performed during the period. Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2023 and December 31, 2022.

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

The amount allocated to the Lilly Research Services obligation is being recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed product material rights was recorded as deferred revenue and will commence recognition upon the achievement of the candidate selection criteria or, if never achieved, it will be recognized in full upon expiry of the Lilly

Research Term. The Company classifies unexercised material rights as deferred revenue, net of current portion on the consolidated balance sheet as they are contingent upon the successful development and achievement of development criteria. When a material right is exercised, the amount allocated to the material right, which will be earned within the next twelve months, is reclassified to current deferred revenue.

During the year ended December 31, 2023, the Company recognized $3.2 million of revenue associated with the Lilly Agreement related to the Lilly Research Services performed during the period. As of December 31, 2023, the Company has recorded $28.5 million as non-current deferred revenue related to the unexercised material rights.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the year ended December 31, 2023.

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

In July 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2023, the Company sold 2,780,853 shares of its common stock under the Sales Agreement for aggregate net proceeds of $63.5 million, after deducting commissions and offering expenses payable by the Company. The Company sold an additional 1,766,835 shares of its common stock under the Sales Agreement for aggregate net proceeds of $22.5 million subsequent to December 31, 2023.

In July 2023, in connection with the execution of the Lilly Agreement, the Company and Lilly also entered into the Lilly Stock Purchase Agreement, pursuant to which the Company sold 1,552,795 shares of common stock to Lilly at a price of $19.32 per share, for an aggregate purchase price of $30.0 million.

In December 2023, the Company completed a follow-on public offering of common stock, pursuant to which the Company issued and sold 14,375,000 shares of its common stock, including 1,875,000 shares of its common stock sold pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a public offering price of $10.00 per share. The Company received net proceeds of approximately $134.7 million after deducting underwriting discounts and offering expenses of approximately $9.0 million.

In December 2023, the Company also completed a private placement pursuant to a stock purchase agreement with Lilly for the sale and issuance of 2,296,317 shares of common stock at a purchase price of $10.00 per share for an aggregate purchase price of $23.0 million.

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

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on June 16, 2021. The 2021 Plan provides for grant of qualified and nonqualified stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. The shares reserved for issuance pursuant to the 2021 Plan are subject to an annual increase through January 1, 2031. As of December 31, 2023 the Company had reserved 10,144,170 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,123,972 remained outstanding for future grant under the 2021 Plan. On January 1, 2024, 4,098,485 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

Stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Research and development	$19,125	$12,486	$3,830
General and administrative	15,991	9,991	3,242
Total stock-based compensation expense	$35,116	$22,477	$7,072

Stock options

The assumptions used in Black-Scholes for stock options granted were as follows:

	Year ended December 31,
	2023	2022	2021
Expected volatility	77.7%	77.3%	77.7%
Weighted-average risk-free interest rate	4.0%	2.4%	0.9%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table provides a summary of stock option activity during the year ended December 31, 2023:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2022	7,612,826	$16.10
Granted	3,152,042	19.83
Exercised	(240,182)	5.00
Forfeited	(599,808)	25.57
Outstanding at December 31, 2023	9,924,878	$16.98	7.8	$36,695
Exercisable at December 31, 2023	4,549,532	$12.49	6.9	$29,820
Expected to vest after December 31, 2023(1)	5,375,346	$20.79	8.6	$6,875

(1)
This represents the number of unvested options outstanding as of December 31, 2023 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2023.

During the year ended December 31, 2023, the weighted average grant date fair value of the stock options granted was $19.83 per share. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2023 was approximately $2.8 million while the Company received $1.2 million in proceeds for the exercise of these options.

As of December 31, 2023, there was $68.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock and restricted stock units

In 2018, the Company issued 2,150,537 shares of restricted common stock. The restricted shares vested in 48 equal monthly installments, commencing on January 1, 2018. The restricted shares were fully vested as of December 31, 2021.

During the year ended December 31, 2023, the Company granted 572,140 restricted stock units under the 2021 Plan. These restricted stock units vest in substantially equal installments over a four-year period.

A summary of the status of and change in unvested restricted stock units as of December 31, 2023 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2022	677,825	$23.10
Restricted stock units granted	572,140	$17.76
Restricted stock units vested	(149,456)	$22.58
Restricted stock units forfeited	(135,998)	$23.74
Unvested restricted stock units as of December 31, 2023	964,511	$19.92

At December 31, 2023, there was $16.1 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 3.1 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. As of December 31, 2023, 258,549 shares had been purchased by employees under the ESPP and

1,277,192 shares remained available for issuance under the ESPP. On January 1, 2024, 819,697 shares of common stock were added to the amount reserved for sale under the ESPP.

12. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Numerator:
Net loss	$(200,068)	$(157,387)	$(120,314)
Denominator:
Weighted average number of common shares, basic and diluted	64,175,137	54,023,653	26,872,036
Net loss per common share, basic and diluted	$(3.12)	$(2.91)	$(4.48)

The Company’s potential dilutive securities, which include, unvested restricted stock, unvested restricted stock units, and common stock options, have been excluded from the computation of diluted net loss per share as the effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the period indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2023	2022	2021
Unvested restricted stock units	964,511	677,825	32,000
Outstanding options to purchase common stock	9,924,878	7,612,826	6,119,295
Total	10,889,389	8,290,651	6,151,295

13. Income taxes

The Company's losses before income taxes consist solely of losses from domestic operations, which totaled $199.8 million, $157.3 million and $120.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Income tax expense (benefit) is summarized as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$-	$-	$-
State	275	53	-
Foreign	-	-	-
Total current provision	$275	$53	$-
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred provision	$-	$-	$-

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Change in valuation allowance	(31.3)%	(34.7)%	(31.3)%
Stock-based compensation	(1.0)%	(0.3)%	0.9%
Executive compensation	(0.2)%	(0.8)%	(1.1)%
Permanent items	(0.1)%	(0.2)%	(0.1)%
State income taxes, net of federal benefit	8.2%	8.4%	6.1%
Research and development tax credits	3.6%	5.6%	4.5%
Other	(0.3)%	1.0%	0.0%
Effective income tax rate	(0.1)%	—%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are comprised of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$51,295	$43,779
Capitalized costs—net of amortization	10,844	11,095
Research and development tax credits	31,220	20,835
Capitalized research costs	64,255	28,650
Deferred revenue	5,525	77
Stock-based compensation	8,926	3,669
Other	134	97
Lease liability	20,646	22,285
Accrued expenses	3,726	5,024
Total deferred tax assets	196,571	135,511
Deferred tax liabilities:
Property and equipment	(1,207)	(881)
Right of use asset	(23,254)	(24,994)
Total deferred tax liabilities	(24,461)	(25,875)
Total deferred tax assets, net	172,110	109,636
Less: valuation allowance	(172,110)	(109,636)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has incurred net operating losses in each year since inception. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards, tax credits, and costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in the United States and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2023 and 2022. The valuation allowance increased by $62.5 million in 2023, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, tax credit carryforwards, and increase in deferred tax assets associated with current year temporary items.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company’s ability to utilize these federal and state net operating loss and research and development credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater shareholders change by more than 50% over a three-year period. As of December 31, 2023, the Company has not completed a study to assess whether a change of control has occurred and whether the net operating losses and credits are limited due to a change in ownership. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

As of December 31, 2023, the Company had approximately $188.2 million of federal and $186.1 million of state net operating loss carryforwards. The federal net operating losses have an indefinite life and can be utilized to offset 80% of future taxable income, while the state net operating losses will start to expire from 2038 through 2043. Additionally, as of December 31, 2023, the Company had approximately $20.9 million of federal tax credits that expire from 2039 to 2043. The Company had $13.1 million of Massachusetts research and development tax credits and Massachusetts investment tax credits that expire starting in 2035 and 2024, respectively.

As of December 31, 2023 and 2022, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

The Company files income tax returns in the United States, California, Connecticut, the Commonwealth of Massachusetts, Pennsylvania, Wisconsin and various other state jurisdictions. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction. All tax years remain open to tax examination. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

14. Related party transactions

An executive officer of Beam was a board member of the Company until August 2022.

In October 2020, the Company and Beam entered into a materials exchange agreement wherein the parties agreed that Beam would provide certain mRNA, gRNA, and protein to the Company and that the Company would provide certain gRNAs to Beam at an agreed upon price per each material provided. For the year ended December 31, 2022, the Company recognized $0.4 million as a reduction to research and development expense related to reimbursements received for materials sold to Beam. The Company did not recognize any reduction to research and development expense related to reimbursements received for materials sold to Beam in the year ended December 31, 2023.

In December 2021, the Company entered into a sublease agreement with Beam for laboratory and office space in Cambridge, Massachusetts, which sublease terminated in December 31, 2022. Total rent payments under this sublease were $1.8 million for the year ended December 31, 2022.

15. Employee benefit plans

The Company has a defined-contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $22,500 in 2023 with a catch up contribution limit equal to $7,500 for those 50 years of age or older, and have the amount of the reduction contributed to the 401(k) Plan. Since January 1, 2020 the Company matches 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of the participant’s salary. The match immediately vests 100%. The matching contributions by the Company to the 401(k) plan were $1.5 million, $1.0 million and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

16. Subsequent events

On February 14, 2024, the Company's board of directors adopted the 2024 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of February 27, 2024, the maximum number of shares of the Company’s common stock reserved for issuance under the Inducement Plan is 4,000,000 shares.

There are no other material recognized or unrecognized subsequent events requiring disclosure, other than as indicated in Note 10, "Preferred and common stock", with respect to sales of the Company's shares of common stock under the Sales Agreement with Jefferies.