Form 10-Q
period 2024-03-31
Verve Therapeutics, Inc.
filed 2024-05-08
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2024, the registrant had 83,965,493 shares of common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, progress and conduct of our Heart-2 clinical trial, a Phase 1b clinical trial of VERVE-102, including statements regarding the timing of enrollment and the period during which data from such clinical trial will become available, and our Heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101, including statements regarding next steps for the Heart-1 trial;
•
the initiation, timing, progress and results of our research and development programs, preclinical studies and clinical trials, including the timing of our submissions of investigational new drug applications and clinical trial applications to regulatory authorities, and the timing of initiation of our planned clinical trial of VERVE-201;
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
•
In vivo gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for our lead product candidates on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business;
•
We are also seeking to discover and develop new gene editing technologies and may not be successful in doing so;
•
The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of future results or the success of later preclinical studies and clinical trials and interim, preliminary or top-line data from our clinical trials may materially change as participant enrollment continues, more participant data become available and audit and verification procedures are conducted. As a result, interim, preliminary or top-line data from a clinical trial should be viewed with caution until the final data are available;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$144,200	$206,180
Marketable securities	462,167	417,770
Collaboration receivable	5,767	5,897
Prepaid expenses and other current assets	8,192	8,102
Total current assets	620,326	637,949
Property and equipment, net	21,024	22,505
Restricted cash	4,774	4,774
Operating lease right-of-use assets	83,527	85,295
Other long term assets	2,706	2,165
Total assets	$732,357	$752,688
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,049	$6,636
Accrued expenses	16,552	20,178
Deferred revenue, current	1,473	—
Lease liability, current portion	10,220	10,192
Total current liabilities	31,294	37,006
Long term lease liability	63,454	64,715
Success payment liability	2,642	2,720
Deferred revenue, non-current	51,733	48,556
Other long term liabilities	165	189
Total liabilities	149,288	153,186
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 83,819,862 and 81,969,693 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	84	82
Additional paid-in capital	1,176,526	1,143,453
Accumulated other comprehensive income (loss)	(500)	272
Accumulated deficit	(593,041)	(544,305)
Total stockholders’ equity	583,069	599,502
Total liabilities and stockholders’ equity	$732,357	$752,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended March 31,
(in thousands, except share and per share amounts) (unaudited)	2024	2023
Collaboration revenue	$5,695	$1,404
Operating expenses:
Research and development	48,376	47,110
General and administrative	14,163	12,553
Total operating expenses	62,539	59,663
Loss from operations	(56,844)	(58,259)
Other income:
Change in fair value of success payment liability	78	738
Interest and other income, net	8,136	5,546
Total other income, net	8,214	6,284
Loss before provision for income taxes	(48,630)	(51,975)
Provision for income taxes	(106)	-
Net loss	$(48,736)	$(51,975)
Net loss per common share, basic and diluted	$(0.59)	$(0.84)
Weighted-average common shares used in net loss per share, basic and diluted	83,132,960	61,787,403
Comprehensive Loss:
Net loss	$(48,736)	$(51,975)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities	(772)	457
Comprehensive loss	$(49,508)	$(51,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	29,010	—	116	—	—	116
Issuance of common stock from At-the-Market offering, net of issuance costs of $126	103,184	—	1,922	—	—	1,922
Unrealized gain on marketable securities	—	—	—	457	—	457
Stock-based compensation	—	—	8,024	—	—	8,024
Net loss	—	—	—	—	(51,975)	(51,975)
Balance at March 31, 2023	61,863,010	$62	$905,863	$(237)	$(396,212)	$509,476

Balance at December 31, 2023	81,969,693	$82	$1,143,453	$272	$(544,305)	$599,502
Exercise of stock options	76,044	—	301	—	—	301
Vesting of restricted stock units	7,290	—	—	—	—	—
Issuance of common stock from At-the-Market offering, net of issuance costs of $747	1,766,835	2	22,431	—	—	22,433
Unrealized loss on marketable securities	—	—	—	(772)	—	(772)
Stock-based compensation	—	—	10,341	—	—	10,341
Net loss	—	—	—	—	(48,736)	(48,736)
Balance at March 31, 2024	83,819,862	$84	$1,176,526	$(500)	$(593,041)	$583,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Three months ended March 31,
(unaudited, in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(48,736)	$(51,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,632	1,127
Non-cash lease expense	1,768	1,632
Net amortization of premium (accretion of discount) on marketable securities	(3,967)	(3,855)
Stock-based compensation	10,341	8,024
Change in fair value of success payments liabilities	(78)	(738)
Changes in operating assets and liabilities:
Collaboration receivable	168	1,404
Prepaid expenses and other assets	(672)	(2,353)
Accounts payable	(3,306)	1,485
Accrued expenses and other liabilities	(3,649)	(2,283)
Operating lease liabilities	(1,234)	(1,564)
Deferred revenue	4,651	-
Net cash used in operating activities	(43,082)	(49,096)
Cash flows from investing activities:
Purchases of property and equipment	(433)	(3,375)
Purchases of marketable securities	(164,190)	(133,755)
Maturities of marketable securities	122,991	152,522
Net cash (used in) provided by investing activities	(41,632)	15,392
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	22,484	1,987
Proceeds from exercise of stock options	301	116
Payment of equity offering costs	(51)	(65)
Net cash provided by financing activities	22,734	2,038
Decrease in cash, cash equivalents and restricted cash	(61,980)	(31,666)
Cash, cash equivalents and restricted cash—beginning of period	210,954	120,236
Cash, cash equivalents and restricted cash—end of period	$148,974	$88,570
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$545	$1,657

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $606.4 million as of March 31, 2024 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2024, the results of its operations and other comprehensive loss for the three months ended March 31, 2024 and 2023, stockholders’ equity for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in Note 2, "Summary of significant accounting policies," in the audited consolidated financial statements for the year ended December 31, 2023, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letters of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows is as follows:

	March 31,	March 31,
(in thousands)	2024	2023
Cash and cash equivalents	$144,200	$83,746
Restricted cash	4,774	4,824
Total cash, cash equivalents and restricted cash	$148,974	$88,570

3. Marketable securities

Marketable securities by security type consisted of the following:

	March 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$217,458	$—	$(266)	$217,192
U.S. agency securities	245,209	33	(267)	244,975
Total	$462,667	$33	$(533)	$462,167

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$147,978	$144	$(15)	$148,107
U.S. agency securities	269,520	277	(134)	269,663
Total	$417,498	$421	$(149)	$417,770

The remaining contractual maturities of all marketable securities were less than 21 months as of March 31, 2024 and 24 months as of December 31, 2023.The gross unrealized losses on the Company’s marketable securities of $0.5 million and $0.1 million as of March 31, 2024 and December 31, 2023, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those marketable securities to be impaired at March 31, 2024 or December 31, 2023. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2024 or December 31, 2023.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Lab equipment	$29,002	$28,851
Leasehold improvements	726	726
Furniture and fixtures	2,323	2,323
Computer equipment	997	997
Total property and equipment	33,048	32,897
Less accumulated depreciation	(12,024)	(10,392)
Property and equipment, net	$21,024	$22,505

The following table summarizes depreciation expense incurred:

	Three months ended March 31,
(in thousands)	2024	2023
Depreciation expense	$1,632	$1,127

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to the Company's license agreement with the President and Fellows of Harvard College ("Harvard") and The Broad Institute, Inc. ("Broad"), which license agreement is referred to herein as the Harvard/Broad License Agreement. The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of March 31, 2024
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$83,801	$83,801	$—	$—
Marketable securities:
U.S. treasury bills and notes	217,192	—	217,192	—
U.S. agency securities	244,975	—	244,975	—
Total assets	$545,968	$83,801	$462,167	$—
Liabilities
Success payment liability	$2,642	$—	$—	$2,642
Total liabilities	$2,642	$—	$—	$2,642

	As of December 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$120,987	$120,987	$—	$—
Marketable securities:
U.S. treasury bills and notes	148,107	—	148,107	—
U.S. agency securities	269,663	—	269,663	—
Total assets	$538,757	$120,987	$417,770	$—
Liabilities
Success payment liability	$2,720	$—	$—	$2,720
Total liabilities	$2,720	$—	$—	$2,720

Cash Equivalents—Cash equivalents of $83.8 million and $121.0 million as of March 31, 2024 and December 31, 2023, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Success Payment Liability—The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a mid-ten digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million.

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

The Company remeasured the liability at fair value with corresponding decreases of $0.1 million and $0.7 million recorded to other income for the three months ended March 31, 2024 and 2023, respectively.

The primary inputs used in valuing the success payment liability at March 31, 2024 and December 31, 2023 were as follows:

	At March 31, 2024	At December 31, 2023
Fair value of common stock (per share)	$13.28	$13.94
Equity volatility	83%	83%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2024 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2023	$2,720
Change in fair value	(78)
Balance at March 31, 2024	$2,642

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2023 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Change in fair value	(738)
Balance at March 31, 2023	$2,147

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Employee compensation and related benefits	$5,617	$12,342
Accrued external research and development expenses	7,909	4,856
Professional fees	2,127	1,492
License and milestone payments	—	500
Other	899	988
Total	$16,552	$20,178

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC Topic 842, “Leases”. The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or right of use asset has been recorded, and the Company has recognized $1.9 million and $0.2 million of short term lease costs associated with the embedded leases during the three months ended March 31, 2024 and 2023, respectively.

The components of operating lease cost were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Operating lease costs	$3,234	$3,222
Variable lease costs	1,057	879
Total	$4,291	$4,101

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$2,641	$3,148

As of March 31, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 8.8 years.

Future minimum commitments under non-cancellable leases as of March 31, 2024 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2024	$7,948
2025	10,895
2026	11,210
2027	11,534
2028	11,868
Thereafter	49,881
Total lease payments	$103,336
Less: interest	(29,662)
Present value of operating lease liabilities	$73,674

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. Since the date of those financial statements, there have been no changes to its license agreements.

9. Collaboration and license agreements

The Company's significant collaboration and license agreements are disclosed in Note 9, "Collaboration and license agreements," to the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. Since the date of those financial statements, there have been no changes to its collaboration and license agreements, except as noted below.

Vertex agreement

In July 2022, the Company entered into a Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease.

During the three months ended March 31, 2024 and 2023, the Company recognized $3.0 million and $1.4 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the period. As of March 31, 2024, the Company has recorded $20.0 million as non-current deferred revenue. Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2024 and March 31, 2023.

Lilly agreement

In June 2023, the Company entered into a Research and Collaboration Agreement (the “Lilly Agreement”) with Eli Lilly and Company ("Lilly") for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program.

In the three months ended March 31, 2024, the Company achieved a research and development milestone under the Lilly Agreement which triggered a $5.0 million payment that was received in the same period. Upon achievement of the milestone, the Company updated the transaction price and allocated the $5.0 million milestone to the research and development activities under the Lilly Agreement (the “Lilly Research Services”). During the three months ended March 31, 2024, the Company recorded a cumulative catch-up of $0.2 million for the portion of the milestone that was satisfied in prior periods.

During the three months ended March 31, 2024, the Company recognized $2.7 million of revenue associated with the Lilly Agreement related to the Lilly Research Services performed during the period, inclusive of the cumulative catch-up related to the milestone achieved in March 2024. As of March 31, 2024, the Company has recorded $31.7 million of long-term deferred revenue and $1.5 million of short-term deferred revenue, of which $28.5 million related to the unexercised material rights and the remaining $4.7 million related to the Lilly Research Services and will be recognized over the period of service.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the three months ended March 31, 2024.

10. Common stock

In July 2022, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 1,766,835 shares of its common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by the Company. As of March 31, 2024, the Company sold 4,547,688 shares of its common stock under the Sales Agreement for aggregate net proceeds of $86.0 million, after deducting commissions and offering expenses payable by the Company.

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

On January 1, 2024, 4,098,485 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of March 31, 2024, the Company had reserved 14,242,655 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,731,207 remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

In February 2024, the board of directors adopted the 2024 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2024, the Company had reserved 4,000,000 shares of the Company’s common stock for issuance of nonstatutory stock options and restricted stock unit awards, of which 3,846,700 remained available for future grant under the Inducement Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Research and development	$5,625	$4,489
General and administrative	4,716	3,535
Total stock-based compensation expense	$10,341	$8,024

Stock options

The following table provides a summary of stock option activity during the three months ended March 31, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2023	9,924,878	$16.98
Granted	2,639,100	12.76
Exercised	(76,044)	3.95
Forfeited	(140,987)	22.03
Outstanding at March 31, 2024	12,346,947	$16.10	8.1	$34,374
Exercisable at March 31, 2024	5,412,030	$13.77	6.9	$28,776
Expected to vest after March 31, 2024(1)	6,934,917	$17.91	9.0	$5,598

(1)
This represents the number of unvested options outstanding as of March 31, 2024 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of March 31, 2024.

As of March 31, 2024, there was $82.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Restricted stock units

During the three months ended March 31, 2024, the Company granted 1,179,470 restricted stock units under the 2021 Plan and Inducement Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of March 31, 2024 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2023	964,511	$19.92
Restricted stock units granted	1,179,470	$12.78
Restricted stock units vested	(7,290)	$32.86
Restricted stock units forfeited	(33,033)	$19.80
Unvested restricted stock units as of March 31, 2024	2,103,658	$15.88

As of March 31, 2024, there was $28.9 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.5 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan, (the "ESPP"), as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2024, 819,697 shares of common stock were added to the amount reserved for sale under the ESPP. As of March 31, 2024, 2,096,889 shares remained available for issuance under the ESPP.

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

	As of March 31,
	2024	2023
Unvested restricted stock units	2,103,658	977,525
Outstanding options to purchase common stock	12,346,947	9,872,169
Total	14,450,605	10,849,694

13. Income taxes

The income tax provision was $0.1 million for the three months ended March 31, 2024. There was no income tax provision recorded for the three months ended March 31, 2023.The Company's effective income tax rate was (0.2)% for the three months ended March 31, 2024 and de minimus for the three months ended March 31, 2023. The increase in provision for income taxes primarily relates to an increase in state income taxes based on gross interest income.

The effective income tax rate for the three months ended March 31, 2024 and 2023 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

14. Subsequent events

The Company evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2024. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

As of March 31, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2024 and 2023 were $48.7 million and $52.0 million, respectively. As of March 31, 2024, we had an accumulated deficit of $593.0 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our product candidate targeting PCSK9, and initiate our planned clinical trial for VERVE-201, our product candidate targeting ANGPTL3, each of which utilizes our proprietary GalNAc-LNP delivery technology; determine the next steps for our Heart-1 Phase 1b clinical trial for VERVE-101; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $606.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

Clinical and development programs

VERVE-101

Our most advanced product candidate, VERVE-101, is designed to permanently turn off the PCSK9 gene in the liver. PCSK9 is a highly validated target that plays a critical role in controlling blood LDL-C through its regulation of the LDL receptor, or LDLR. Reduction of PCSK9 protein in the blood improves the ability of the liver to clear LDL-C from the blood. VERVE-101 utilizes LNP-mediated delivery to target the liver and base editing technology to make a single base change at a specific site in the PCSK9 gene in order to disrupt PCSK9 protein production.

Heart-1 clinical trial

VERVE-101 is being evaluated in the Heart-1 Phase 1b clinical trial with trial endpoints of safety and tolerability as well as changes in blood PCSK9 protein and LDL-C levels in patients living with heterozygous familial hypercholesterolemia, or HeFH, established ASCVD and uncontrolled hypercholesterolemia. A total of 13 participants have been dosed in the trial in New Zealand and the United Kingdom.

In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in serum alanine aminotransferase as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We are conducting an investigation into the laboratory abnormalities and based on those results, expect to work with regulatory authorities to define a path forward for VERVE-101. The safety events were reported to the U.S. Food and Drug Administration, the U.K. Medicines and Healthcare products Regulatory Agency, or MHRA, and the New Zealand Medicines and Medical Devices Safety Authority. The VERVE-101 investigational new drug application and other clinical trial applications remain active.

VERVE-102

VERVE-102, our second product candidate targeting PCSK9 delivered using our proprietary GalNAc-LNP delivery technology, is also designed to permanently turn off the PCSK9 gene in the liver. VERVE-102 uses the same base editor and guide RNA for PCSK9 but a different LNP delivery system than VERVE-101. VERVE-102 uses a proprietary GalNAc-LNP delivery technology which allows the LNP to access liver cells using either the asialoglycoprotein receptor, or ASGPR, or the LDLR.

Heart-2 clinical trial

VERVE-102 is being evaluated in the Heart-2 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-102 in adult patients with HeFH or premature coronary artery disease, or CAD, who require additional lowering of LDL-C, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design. The Heart-2 trial is expected to include four dose cohorts each comprised of three to nine patients with either HeFH or premature CAD.

We have received regulatory clearances for our clinical trial applications for VERVE-102 from the MHRA and Health Canada. We initiated the Heart-2 Phase 1b clinical trial with VERVE-102 in patients with HeFH or premature CAD in the second quarter of 2024. We expect to provide a data update on the PCSK9 program in 2025. Following an evaluation of clinical data from the Heart-1 and the Heart-2 trials, we plan to initiate a randomized, placebo-controlled Phase 2 clinical trial of either VERVE-101 or VERVE-102 in 2025.

VERVE-201

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of homozygous familial hypercholesterolemia, or HoFH, as well as for refractory hypercholesterolemia defined as people who have high LDL-C despite treatment with maximally-tolerated standard of care therapies.

For VERVE-201, we are utilizing our internally developed GalNAc-LNP technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to ASGPR in the liver, thereby enabling uptake into the liver in HoFH patients. We expect to initiate a Phase 1b clinical trial with VERVE-201 in the second half of 2024, subject to regulatory clearance.

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

Components of our results of operations

Revenue

During the three months ended March 31, 2024 we recognized $5.7 million in collaboration revenue under a Strategic Collaboration and License Agreement, or the Vertex Agreement and a Research and Collaboration Agreement, or the Lilly Agreement. We expect revenue related to these collaborations to increase as efforts under the collaborations continue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement and Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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
•
the timing of filing and acceptance of investigational new drug applications or comparable foreign applications that allow commencement of planned and future clinical trials for our product candidates;
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

Income tax

The provision for income taxes was $0.1 million for the three months ended March 31, 2024. There was no provision for income taxes for the three months ended March 31, 2023. The increase in the provision for income taxes primarily relates to an increase in state income taxes based on gross interest income.

Results of operations

Comparison of three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$5,695	$1,404	$4,291
Operating expenses:
Research and development	48,376	47,110	1,266
General and administrative	14,163	12,553	1,610
Total operating expenses	62,539	59,663	2,876
Loss from operations	(56,844)	(58,259)	1,415
Other income:
Change in fair value of success payment liability	78	738	(660)
Interest and other income, net	8,136	5,546	2,590
Total other income, net	8,214	6,284	1,930
Loss before provision for income taxes	(48,630)	(51,975)	3,345
Provision for income taxes	(106)	-	(106)
Net loss	$(48,736)	$(51,975)	$3,239

Collaboration revenue

Collaboration revenue was $5.7 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, collaboration revenue included $3.0 million related to research services and cost reimbursement from the Vertex Agreement and $2.7 million related to research services and cost reimbursement from the Lilly Agreement. The increase in collaboration revenue in the three months ended March 31, 2024 was largely a result of an increase in our research services and cost reimbursements related to the Vertex Agreement and the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands)	2024	2023	Change
Employee-related expenses	$20,314	$16,242	$4,072
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	10,395	10,553	(158)
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	2,665	7,717	(5,052)
Lab supplies	4,404	4,880	(476)
Facility-related costs (including depreciation)	5,209	4,454	755
Clinical trial costs	2,685	1,675	1,010
Other research and development costs	2,704	1,589	1,115
Total research and development expenses	$48,376	$47,110	$1,266

Research and development expenses were $48.4 million for the three months ended March 31, 2024, compared to $47.1 million for the three months ended March 31, 2023. The increase of $1.3 million was primarily due to the following:

•
an increase of $4.1 million in employee-related costs, including an increase of $1.1 million in stock-based compensation expense, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $1.1 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs;
•
an increase of $1.0 million in clinical trial costs associated with our Heart-1 clinical trial and costs associated with the initiation of our Heart-2 clinical trial; and

•
an increase of $0.8 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses.

These increases were partially offset by the following:

•
a decrease of $5.1 million in external expenses associated with preclinical studies, primarily animal-study costs, performed by outside consultants, including third-party CROs;
•
a decrease of $0.5 million in lab supplies; and
•
a decrease of $0.2 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates, into and through clinical development, and as we continue to develop additional product candidates, including those under our collaborations, and build our manufacturing capabilities and develop our gene editing and LNP delivery technology.

General and administrative expenses

General and administrative expenses were $14.2 million for the three months ended March 31, 2024, compared to $12.6 million for the three months ended March 31, 2023. The increase of $1.6 million was primarily attributable to the following:

•
an increase of $1.3 million in employee-related expenses, including an increase of $1.2 million in stock-based compensation expense, driven by an increase in headcount to support our growth; and
•
an increase of $0.3 million in professional service fees.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income

Change in fair value of success payment liability

During the three months ended March 31, 2024, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.1 million recorded to other income. During the three months ended March 31, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.7 million recorded to other income.

Interest and other income, net

The increase of $2.6 million in interest and other income, net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to our higher marketable securities balances.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through March 31, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offerings, and our ATM equity offering program. As of March 31, 2024, we had $606.4 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with Lilly and Vertex. During the three months ended March 31, 2024, we received $5.0 million from Lilly due to the achievement of a research and development milestone under the Research and Collaboration Agreement, or the Lilly Agreement. Our ability to earn the other milestone or other payments under our collaboration agreements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), which became effective on September 23, 2022, with an aggregate offering price of up to $200.0 million. During the three months ended March 31, 2024, we sold 1,766,835 shares of our common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by us. As of March 31, 2024, we sold 4,547,688 shares of common stock under the Sales Agreement for aggregate net proceeds of $86.0 million, after deducting commissions and offering expenses payable by us.

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

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Three months ended March 31,
(in thousands)	2024	2023
Cash used in operating activities	$(43,082)	$(49,096)
Cash provided by (used in) investing activities	(41,632)	15,392
Cash provided by financing activities	22,734	2,038
Net decrease in cash, cash equivalents and restricted cash	$(61,980)	$(31,666)

Operating activities

For the three months ended March 31, 2024, net cash used in operating activities was $43.1 million, consisting primarily of our net loss of $48.7 million adjusted for non-cash items including $0.1 million associated with the fair value change in the success payment liability, $4.0 million associated with the amortization of investment premiums, and a net decrease in changes in our operating assets and liabilities of $4.0 million, offset by stock-based compensation of $10.3 million, depreciation expense of $1.6 million, and non-cash lease expense of $1.8 million.

For the three months ended March 31, 2023, net cash used in operating activities was $49.1 million, consisting primarily of our net loss of $52.0 million, adjusted for non-cash items of $0.7 million associated with the fair value change in the success payment liability, $3.8 million associated with amortization of investment premiums, and a net decrease in changes in our operating assets and liabilities of $3.3 million. These amounts were partially offset by stock-based compensation of $8.0 million, depreciation expense of $1.1 million, and non-cash lease expense of $1.6 million.

Investing activities

For the three months ended March 31, 2024, net cash used in investing activities was $41.6 million and consisted of purchases of marketable securities of $164.2 million and purchases of property and equipment of $0.4 million, primarily related to lab equipment, partially offset by maturities of marketable securities of $123.0 million.

For the three months ended March 31, 2023, net cash provided by investing activities was $15.4 million and consisted of maturities of marketable securities of $152.5 million, offset partially by purchases of marketable securities of $133.8 million and purchases of property and equipment of approximately $3.3 million, primarily related to lab equipment.

Financing activities

For the three months ended March 31, 2024, net cash provided by financing activities was $22.7 million, consisting primarily of proceeds from the sale of our common stock through our ATM equity offering program.

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

Specifically, our expenses will increase if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102;
•
initiate our planned Phase 1b clinical trial of VERVE-201, subject to regulatory clearance;
•
continue to evaluate the next steps for our Heart-1 Phase 1b clinical trial for VERVE-101;
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
•
perform research services under the Vertex Agreement and Lilly Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;
•
make milestone payments to Lilly under our amended and restated collaboration and license agreement, milestone payments to Acuitas under our non-exclusive license agreement with Acuitas, milestone payments or success payments to Broad and Harvard under our license agreement with Broad and Harvard, and milestone payments to Novartis under our license agreement with Novartis, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, which we expect will be required for VERVE-101 or VERVE-102 and VERVE-201;
•
establish commercial-scale current good manufacturing practices capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $606.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three months ended March 31, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 for more information on our potential payment obligations under our license agreements.

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

During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Recently adopted accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently adopted accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2024, we had cash and cash equivalents of $144.2 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of March 31, 2024, we also had marketable securities of $462.2 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $48.7 million for the three months ended March 31, 2024 and $200.1 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $593.0 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022 and with the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102;
•
initiate our planned Phase 1b clinical trial of VERVE-201, subject to regulatory clearance;
•
continue to evaluate the next steps for our Heart-1 Phase 1b clinical trial for VERVE-101;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect will be required for VERVE-101 or VERVE-102 and VERVE-201;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we initiate and conduct clinical trials; continue research, development and preclinical testing; and potentially seek marketing approval for any of the product candidates we may develop. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and our ongoing and planned clinical trials. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We currently do not have a credit facility or any committed sources of capital. If we are unable to raise capital or obtain adequate funds when needed or on acceptable terms, we may be forced to delay, limit, reduce or terminate our research and development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Phase 1b clinical trial of VERVE-102 and planned Phase 1b clinical trial of VERVE-201, and if we determine to resume enrollment, our Phase 1b clinical trial of VERVE-101, and any future clinical development of such product candidates;
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

As of March 31, 2024, we had cash, cash equivalents and marketable securities of approximately $606.4 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights and conducting preclinical studies and clinical trials. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in July 2022 and our second clinical trial, a Phase 1b clinical trial for VERVE-102, in the second quarter of 2024. We anticipate initiating our third clinical trial, a Phase 1b clinical trial for VERVE-201, in the second half of 2024, subject to regulatory clearance. Our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

We are early in our clinical development efforts and we have not yet completed a clinical trial of any product candidate. In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in serum alanine aminotransferase, or ALT, and a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We are conducting an investigation into the laboratory abnormalities and evaluating next steps for the Heart-1 trial. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

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

For example, in November 2022, the FDA placed our IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold and requested various information required to resolve the hold, including preclinical and clinical data. In October 2023, we announced that the FDA had lifted the clinical hold and cleared our IND. We have not activated clinical trial sites in the United States for VERVE-101 and cannot be certain that our IND for VERVE-101 will not be placed on clinical hold again in the future.

We also cannot be certain that regulatory authorities will permit us to initiate our planned clinical trials of VERVE-201 in the second half of 2024.

Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could determine that we have not satisfied their requirements to commence our clinical trials, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Canada, New Zealand and in countries in Europe.

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the Medicines and Healthcare products Regulatory Agency, or the MHRA, and the EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of VERVE-101, VERVE-102, VERVE-201 and any other product candidates we may identify and develop will depend on many factors, including the following:

•
timely and successful completion of nonclinical and preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable;
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

Our future success is highly dependent on the successful development of gene editing technologies, delivery technology methods and therapeutic applications of that technology. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing gene editing therapeutics. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular product candidate based on gene editing technology will translate to other product candidates. Adverse developments in the clinical development efforts of other gene editing technology companies could also adversely affect our efforts or the perception of our product candidates by investors.

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

To date, we have focused our efforts for our lead product candidates on gene editing technologies using base editing. Other companies have previously undertaken research and development of gene editing technologies using zinc finger nucleases, engineered meganucleases and transcription activator-like effector nucleases, but to date none have obtained marketing approval for a product candidate. There can be no certainty that base editing technology will lead to the development of genetic medicines or that other gene editing technologies will not be considered better or more attractive for the development of medicines. For example, Feng Zhang’s group at the Massachusetts Institute of Technology, or MIT, and Broad, and, separately, Samuel Sternberg’s group at Columbia University announced the discovery of the use of transposons, or “jumping genes.” Transposons can insert themselves into different places in the genome and can be programmed to carry specific DNA sequences to specific sites, without the need for making double-stranded breaks in DNA. Prime Medicine, Inc. and Beam Therapeutics Inc., or Beam, use prime editing technology, which utilizes a CRISPR protein to target a mutation site in DNA and to nick a single strand of the target DNA. Guide RNA allows the CRISPR protein to recognize a DNA sequence that is complementary to the guide RNA and also carries a primer for reverse transcription and a replacement template. The reverse transcriptase copies the template sequence in the nicked site, installing the edit.

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which has initiated a Phase 3 trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin amyloidosis with polyneuropathy and for the treatment of transthyretin (ATTR) amyloidosis with cardiomyopathy. Chroma Medicine, Inc. and Tune Therapeutics, Inc. use epigenetic editing, designed to target genes and control chromatin conformation by coupling a DNA-binding domain with epigenetic effector domains. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, the Biden Administration ended the public health emergency declarations related to the COVID-19 pandemic in May 2023 and the FDA ended a number of COVID-related policies. The FDA has retained a number of COVID-related policies but with appropriate changes, as applicable. It is unclear how, if at all, these policies will impact our efforts to develop and commercialize our product candidates.

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

Furthermore, product candidates are subject to continued nonclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. For example, in April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We are conducting an investigation into the laboratory abnormalities and evaluating next steps for the Heart-1 trial.

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

We have only initiated and begun conducting clinical trials starting in 2022. As a result, our belief in the potential capabilities of our programs is primarily based on research and preclinical studies. However, the results of preclinical studies may not be predictive of the results of later preclinical studies or clinical trials, and the results of any early-stage clinical trials may not be predictive of the results of later clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We have conducted several preclinical studies of our product candidates in non-human primates, but we cannot be certain that the results observed in such studies will translate into similar results in clinical trials of our product candidates in humans. Our ongoing or future clinical trials may not ultimately be successful or support further clinical development of any product candidates we may develop. There is a high failure rate for product candidates proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving encouraging results in earlier studies. Any such setbacks in our clinical development could materially harm our business and results of operations.

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
•
preclinical or nonclinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional preclinical or nonclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;
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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are conducted or their ethics committees, by the data review committee or data safety monitoring board for such trial or by the FDA, EMA or other foreign regulatory authorities. For example, in consultation with our independent data and safety monitoring board for our Heart-1 trial, we paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. Regulatory authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, including those relating to the class of products to which our product candidates belong.

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity, novelty and intended use of the product candidate, and often can be several years or more per product candidate. Delays associated with product candidates for which we are conducting preclinical testing and studies ourselves may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of certain product candidates conducted by our potential collaborators over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

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

We are early in our development efforts and have not yet completed a clinical trial. There have been only a limited number of clinical trials involving the use of gene editing technologies and there are no completed clinical trials involving base editing technology similar to the gene editing technology we are using in VERVE-101, VERVE-102 and VERVE-201. Furthermore, there has not been any in vivo gene editing product candidate that has received regulatory approval for use in humans. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that gene editing technologies will not cause undesirable side effects, as improper editing of a patient’s DNA could lead to lymphoma, leukemia or other cancers or other aberrantly functioning cells.

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

We are using LNPs to deliver our gene editors to the liver. LNPs have recently been used to deliver mRNA in humans, including the COVID-19 vaccines developed by Pfizer Inc., or Pfizer, and BioNTech SE and by Moderna, Inc., and LNPs are being used to deliver mRNA for therapeutic use in clinical trials. LNPs have the potential to induce liver injury and/or initiate a systemic inflammatory response, either of which could potentially be fatal. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. Our LNPs could contribute, in whole or in part, to one or more of the following: liver injury, immune reactions, infusion reactions, complement reactions, opsonization reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the polyethylene glycol, or PEG, from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our ongoing or future clinical trials. Some of these types of adverse effects have been observed for other LNPs and we believe that the observed laboratory abnormalities in the Heart-1 trial that were reported in April 2024 were attributable to the LNP delivery technology used in VERVE-101. There may be uncertainty as to the underlying cause of any such adverse event, which would make it difficult to accurately predict side effects in clinical trials and would result in significant delays in our programs.

Our proprietary GalNAc-LNPs, which we are utilizing in VERVE-102 and VERVE-201, are a novel delivery mechanism for delivery of gene editors to the liver and have not previously been studied in humans.

If any product candidates we develop are associated with serious adverse events, undesirable side effects or unexpected characteristics, we may need to abandon their development or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects. For example, in April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We are conducting an investigation into the laboratory abnormalities and evaluating next steps for the Heart-1 trial.

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

From time to time, we may publish or report interim, preliminary or top-line results from our clinical trials. Interim results from clinical trials that we may complete, such as the interim data we reported from our Heart-1 trial of VERVE-101 in November 2023 and April 2024, are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We have been conducting clinical trials, and plan to conduct additional clinical trials, at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.

We have been conducting and plan to conduct additional clinical trials with one or more trial sites that are located outside the United States, including our Heart-1 trial of VERVE-101 which has been conducted at trial sites in New Zealand and the United Kingdom, and our Heart-2 trial of VERVE-102. We also plan to conduct our clinical trial of VERVE-201 at sites outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trials are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We do not expect to independently conduct all aspects of our product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to many of these activities, including CMOs for the manufacturing of any product candidates we test in preclinical or clinical development, as well as CROs for the conduct of our clinical trials, animal testing and research. Any of these third parties may terminate their engagements with us at any time or may face supply chain shortages or otherwise be unable to secure the requisite resources, such as animals used in our preclinical testing, to support our planned development activities. If we need to modify our development plans or enter into alternative arrangements, it could delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols.

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

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. We also rely on these third parties for packaging, labeling, sterilization, storage, distribution and other production logistics. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, certain European patents that we have in-licensed from Broad were previously revoked in their entirety by the European Patent Office Opposition Division, or the Opposition Division. The Broad subsequently appealed, and in March 2024, the Board of Appeals of the European Patent Office rendered a decision which overturned the prior revocations and remanded the cases back to the Opposition Division for further proceedings in connection with any remaining challenges. It is uncertain when or in what manner the Opposition Division will act on the remanded cases involving the in-licensed European patents.

There can be no assurance that the current appeal or these pending U.S. interference proceedings or the European proceedings will be ultimately resolved in favor of the Boston Licensing Parties. If the appeal in the second interference favors CVC, or the 106,126, or 106,133 interference resolves in favor of Toolgen, Inc. or Sigma-Aldrich Co., LLC, respectively, or if the Boston Licensing Parties’ patents and patent application are narrowed, invalidated, or held unenforceable, we will lose the ability to license the optioned patents and patent application and our ability to commercialize our product candidates may be adversely affected if we cannot obtain a license to relevant third-party patents that cover our product candidates. We may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be nonexclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our gene editing technology or product candidates or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

If we are found to infringe, misappropriate or otherwise violate a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We may be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement may prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the PPACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of regulatory exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the competing product.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck recently released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780 from AstraZeneca which is being evaluated in an ongoing Phase 2 clinical trial.

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

Several investigational medicines designed to reduce lipoprotein(a), or Lp(a), are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with elevated Lp(a) and CVD, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting LPA licensed by Amgen from Arrowhead, which was shown to lower Lp(a) concentrations in patients with established ASCVD and elevated Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and elevated Lp(a) is being evaluated in the Phase 3 OCEAN(a) trial, which was initiated in 2022 with plans for study completion in 2026. Lepodisiran is a GalNAc-conjugated siRNA being evaluated by Lilly in a Phase 2 clinical trial. In addition, zerlasiran is an investigational siRNA medicine that Silence Therapeutics plc, or Silence Therapeutics, is evaluating in an ongoing Phase 2 trial of patients with elevated Lp(a) concentrations and high risk for ASCVD events, for which Silence Therapeutics announced topline results in March 2024. In 2024, CRISPR initiated a Phase 1 clinical trial for CTX320, its gene editing program targeting LPA.

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

We may need to obtain additional insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to obtain and maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

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

Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. In April 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit. Thereafter, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. In August 2023, the Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Court of Appeals did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision and heard oral arguments in March 2024.

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

We could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the United Kingdom’s withdrawal from the European Union, or Brexit. As of January 2021, the MHRA is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland, which is subject to EU rules under the Northern Ireland Protocol. The United Kingdom and the European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will result in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (including Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the United Kingdom, in addition to any planned marketing authorization applications for the EMA.

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

The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when or how the FDA or Congress may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA or Congress may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K.’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a U.S.-U.K. "data bridge," which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business.

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

To the extent we experience a material system failure, accident, cyber-attack or security breach, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from our planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 19.3% of our common stock as of May 2, 2024. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In addition, certain of our executive officers, directors and stockholders affiliated with our directors have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and stockholders affiliated with our directors also may buy or sell shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. Compliance with Section 404 has been and will continue to be both costly and time-consuming for our management. If we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Act, which significantly reformed the Code. The Tax Act, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including reducing the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limiting the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income. In addition, beginning in 2022, the Tax Act eliminated the option to deduct research and development expenditures currently and generally requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of March 31, 2024, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Item 5. Other Information

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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

VERVE THERAPEUTICS, INC.

Date: May 8, 2024	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: May 8, 2024	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer