Form 10-Q
period 2024-06-30
Verve Therapeutics, Inc.
filed 2024-08-08
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 84,624,529 shares of common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, progress, design and conduct of our Heart-2 clinical trial, a Phase 1b clinical trial of VERVE-102, including statements regarding the timing of enrollment and the period during which data from such clinical trial is expected to become available, and our Heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101, including statements regarding next steps for such trial;
•
the initiation, timing, progress, design and results of our research and development programs, preclinical studies and clinical trials, including the timing of our submissions of investigational new drug applications and clinical trial applications to regulatory authorities, and the timing of initiation of our planned clinical trial of VERVE-201;
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
•
If we fail to comply with our obligations in our intellectual property licensing arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$141,490	$206,180
Marketable securities	434,458	417,770
Collaboration receivable	3,040	5,897
Prepaid expenses and other current assets	11,899	8,102
Total current assets	590,887	637,949
Property and equipment, net	20,195	22,505
Restricted cash	4,774	4,774
Operating lease right-of-use assets	81,736	85,295
Other long term assets	3,318	2,165
Total assets	$700,910	$752,688
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,833	$6,636
Accrued expenses	19,762	20,178
Deferred revenue, current	3,479	—
Lease liability, current	10,293	10,192
Total current liabilities	40,367	37,006
Long term lease liability	62,183	64,715
Success payment liability	971	2,720
Deferred revenue, non-current	51,153	48,556
Other long term liabilities	142	189
Total liabilities	154,816	153,186
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 84,552,269 and 81,969,693 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	85	82
Additional paid-in capital	1,189,470	1,143,453
Accumulated other comprehensive income (loss)	(615)	272
Accumulated deficit	(642,846)	(544,305)
Total stockholders’ equity	546,094	599,502
Total liabilities and stockholders’ equity	$700,910	$752,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share amounts) (unaudited)	2024	2023	2024	2023
Collaboration revenue	$6,692	$2,093	$12,387	$3,497
Operating expenses:
Research and development	50,984	47,260	99,361	94,370
General and administrative	14,547	13,416	28,709	25,969
Total operating expenses	65,531	60,676	128,070	120,339
Loss from operations	(58,839)	(58,583)	(115,683)	(116,842)
Other income (expense):
Change in fair value of success payment liability	1,671	(662)	1,749	76
Interest and other income, net	7,429	5,438	15,565	10,984
Total other income, net	9,100	4,776	17,314	11,060
Loss before provision for income taxes	(49,739)	(53,807)	(98,369)	(105,782)
Provision for income taxes	(66)	(176)	(172)	(176)
Net loss	$(49,805)	$(53,983)	$(98,541)	$(105,958)
Net loss per common share, basic and diluted	$(0.59)	$(0.87)	$(1.18)	$(1.71)
Weighted-average common shares used in net loss per share, basic and diluted	84,226,523	61,953,992	83,679,742	61,871,158
Comprehensive loss:
Net loss	$(49,805)	$(53,983)	$(98,541)	$(105,958)
Other comprehensive loss:
Unrealized loss on marketable securities	(115)	(517)	(887)	(60)
Comprehensive loss	$(49,920)	$(54,500)	$(99,428)	$(106,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	29,010	—	116	—	—	116
Issuance of common stock from At-the-Market offering, net of issuance costs of $126	103,184	—	1,922	—	—	1,922
Unrealized gain on marketable securities	—	—	—	457	—	457
Stock-based compensation	—	—	8,024	—	—	8,024
Net loss	—	—	—	—	(51,975)	(51,975)
Balance at March 31, 2023	61,863,010	62	905,863	(237)	(396,212)	509,476
Exercise of stock options	98,598	-	548	-	-	548
Vesting of restricted stock units	50,537	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	52,134	-	685	-	-	685
Unrealized loss on marketable securities	-	-	-	(517)	-	(517)
Stock-based compensation	-	-	9,013	-	-	9,013
Net loss	-	-	-	-	(53,983)	(53,983)
Balance at June 30, 2023	62,064,279	62	916,109	(754)	(450,195)	465,222

Balance at December 31, 2023	81,969,693	$82	$1,143,453	$272	$(544,305)	$599,502
Exercise of stock options	76,044	—	301	—	—	301
Vesting of restricted stock units	7,290	—	—	—	—	0
Issuance of common stock from At-the-Market offering, net of issuance costs of $747	1,766,835	2	22,431	—	—	22,433
Unrealized loss on marketable securities	—	—	—	(772)	—	(772)
Stock-based compensation	—	—	10,341	—	—	10,341
Net loss	—	—	—	—	(48,736)	(48,736)
Balance at March 31, 2024	83,819,862	84	1,176,526	(500)	(593,041)	583,069
Exercise of stock options	520,995	1	825	-	-	826
Vesting of restricted stock units	104,426	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	106,986	-	472	-	-	472
Unrealized loss on marketable securities	-	-	-	(115)	-	(115)
Stock-based compensation	-	-	11,647	-	-	11,647
Net loss	-	-	-	-	(49,805)	(49,805)
Balance at June 30, 2024	84,552,269	$85	$1,189,470	$(615)	$(642,846)	$546,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Six months ended June 30,
(unaudited, in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(98,541)	$(105,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,299	2,464
Non-cash lease expense	3,559	3,321
Net accretion of discount on marketable securities	(7,505)	(7,551)
Stock-based compensation	21,988	17,037
Change in fair value of success payments liabilities	(1,749)	(76)
Changes in operating assets and liabilities:
Collaboration receivable	2,854	(1,081)
Prepaid expenses and other assets	(4,946)	(1,874)
Accounts payable	247	1,471
Accrued expenses and other liabilities	(90)	(549)
Operating lease liabilities	(2,432)	(4,262)
Deferred revenue	6,076	-
Net cash used in operating activities	(77,240)	(97,058)
Cash flows from investing activities:
Purchases of property and equipment	(1,413)	(6,037)
Purchases of marketable securities	(276,098)	(246,877)
Maturities of marketable securities	266,029	301,331
Net cash (used in) provided by investing activities	(11,482)	48,417
Cash flows from financing activities:
Proceeds from exercise of stock options	1,127	664
Proceeds from issuance of common stock, net of issuance costs	22,433	1,922
Issuance of common stock under employee stock purchase plan	472	685
Net cash provided by financing activities	24,032	3,271
Decrease in cash, cash equivalents and restricted cash	(64,690)	(45,370)
Cash, cash equivalents and restricted cash—beginning of period	210,954	120,236
Cash, cash equivalents and restricted cash—end of period	$146,264	$74,866
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$511	$532

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Notes to condensed consolidated financial statements (unaudited)

1. Nature of the business and basis of presentation

Organization

Verve Therapeutics, Inc. (the “Company” or “Verve”) is a clinical-stage company developing a new class of genetic medicines for cardiovascular disease with the potential to transform treatment from chronic management to single-course gene editing medicines. The Company was incorporated on March 9, 2018 as Endcadia, Inc., a Delaware corporation, and began operations shortly thereafter. In January 2019, the Company amended its certificate of incorporation to change its name to Verve Therapeutics, Inc. The Company’s principal offices are located in Boston, Massachusetts.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $575.9 million as of June 30, 2024 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of June 30, 2024, the results of its operations and other comprehensive loss for the three and six months ended June 30, 2024 and 2023, stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

	June 30,	June 30,
(in thousands)	2024	2023
Cash and cash equivalents	$141,490	$70,042
Restricted cash	4,774	4,824
Total cash, cash equivalents and restricted cash	$146,264	$74,866

3. Marketable securities

Marketable securities by security type consisted of the following:

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$192,906	$28	$(313)	$192,621
U.S. agency securities	242,167	2	(332)	241,837
Total	$435,073	$30	$(645)	$434,458

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$147,978	$144	$(15)	$148,107
U.S. agency securities	269,520	277	(134)	269,663
Total	$417,498	$421	$(149)	$417,770

The remaining contractual maturities of all marketable securities were less than 15 months as of June 30, 2024 and 24 months as of December 31, 2023. The gross unrealized losses on the Company’s marketable securities of $0.6 million and $0.1 million as of June 30, 2024 and December 31, 2023, respectively, were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those marketable securities to be impaired at June 30, 2024 or December 31, 2023. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of June 30, 2024 or December 31, 2023.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Lab equipment	$29,754	$28,851
Leasehold improvements	776	726
Furniture and fixtures	2,323	2,323
Computer equipment	997	997
Total property and equipment	33,850	32,897
Less accumulated depreciation	(13,655)	(10,392)
Property and equipment, net	$20,195	$22,505

The following table summarizes depreciation expense incurred:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$1,667	$1,337	$3,299	$2,464

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

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of June 30, 2024
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$71,309	$71,309	$—	$—
Marketable securities:
U.S. treasury bills and notes	192,621	—	192,621	—
U.S. agency securities	241,837	—	241,837	—
Total assets	$505,767	$71,309	$434,458	$—
Liabilities
Success payment liability	$971	$—	$—	$971
Total liabilities	$971	$—	$—	$971

	As of December 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$120,987	$120,987	$—	$—
Marketable securities:
U.S. treasury bills and notes	148,107	—	148,107	—
U.S. agency securities	269,663	—	269,663	—
Total assets	$538,757	$120,987	$417,770	$—
Liabilities
Success payment liability	$2,720	$—	$—	$2,720
Total liabilities	$2,720	$—	$—	$2,720

Cash Equivalents—Cash equivalents of $71.3 million and $121.0 million as of June 30, 2024 and December 31, 2023, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company remeasured the liability at fair value with decreases of $1.7 million in both the three and six months ended June 30, 2024, and an increase of $0.7 million recorded to other expense and a decrease of $0.1 million recorded to other income for the three and six months ended June 30, 2023, respectively.

The primary inputs used in valuing the success payment liability at June 30, 2024 and December 31, 2023, were as follows:

	At June 30, 2024	At December 31, 2023
Fair value of common stock (per share)	$4.88	$13.94
Equity volatility	90%	83%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2024 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2023	$2,720
Change in fair value	(1,749)
Balance at June 30, 2024	$971

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the six months ended June 30, 2023 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Change in fair value	(76)
Balance at June 30, 2023	$2,809

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Employee compensation and related benefits	$9,609	$12,342
Accrued external research and development expenses	6,527	4,856
Professional fees	2,752	1,492
License and milestone payments	310	500
Other	564	988
Total	$19,762	$20,178

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC Topic 842, "Leases". The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or right-of-use asset has been recorded. The Company has recognized $0.2 million and $2.1 million of short term lease costs associated with the embedded leases during the three and six months ended June 30, 2024, respectively. The Company has recognized $0.3 million and $0.5 million of short term lease costs associated with the embedded leases during the three and six months ended June 30, 2023, respectively.

The components of operating lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs	$3,234	$3,234	$6,468	$6,468
Variable lease costs	1,015	769	2,072	1,648
Total	$4,249	$4,003	$8,540	$8,116

Supplemental cash flow information related to operating leases was as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$5,282	$7,416

As of June 30, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 8.5 years.

Future minimum commitments under non-cancelable leases as of June 30, 2024 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2024	$5,307
2025	10,894
2026	11,210
2027	11,534
2028	11,868
Thereafter	49,881
Total lease payments	$100,694
Less: interest	(28,218)
Present value of operating lease liabilities	$72,476

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024. Since the date of those financial statements, there have been no changes to its license agreements, except as noted below.

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

To the extent achieved, the Company is obligated to pay up to an aggregate of $23.1 million and $54.0 million in development and sales-based milestones, respectively, pursuant to the Harvard/Broad License Agreement. In the three months ended June 30, 2024, a development milestone was triggered and amounts due to Harvard and Broad totaled $0.2 million. These amounts remained payable as of June 30, 2024.

Beam license agreement

In April 2019, the Company and Beam Therapeutics Inc. ("Beam") entered into a collaboration and license agreement (the “Beam Agreement”), which was amended and restated in July 2022 when the Company entered into an Amended and Restated Collaboration and License Agreement with Beam (the “ARCLA”). In October 2023, Beam transferred certain of its rights under the ARCLA to Eli Lilly and Company ("Lilly").

A development milestone payment of $0.1 million under one of Beam's third-party agreements was triggered in the three months ended June 30, 2024. This amount remained payable as of June 30, 2024.

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

During the three and six months ended June 30, 2024, the Company recognized $3.0 million and $6.0 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the periods. As of June 30, 2024, the Company has recorded $20.0 million as non-current deferred revenue. During the three and six months ended June 30, 2023, the Company recognized $2.1 million and $3.5 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the periods. Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2024 and 2023.

Lilly agreement

In June 2023, the Company entered into a Research and Collaboration Agreement (the “Lilly Agreement”) with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program. The Lilly Agreement became effective in July 2023.

During the three and six months ended June 30, 2024, the Company recognized $3.7 million and $6.4 million, respectively, of revenue associated with the Lilly Agreement related to the research and development activities under the Lilly Agreement (the "Lilly Research Services") performed during the periods, inclusive of the $0.2 million cumulative catch-up related to the $5.0 million research and development milestone achieved in March 2024. As of June 30, 2024, the Company has recorded $31.2 million of long-term deferred revenue and $3.5 million of short-term deferred revenue, of which $28.5 million related to the unexercised material rights and the remaining $6.2 million related to the Lilly Research Services and will be recognized over the period of service.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and six months ended June 30, 2024.

10. Common stock

In July 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended June 30, 2024, the Company did not make any sales under the Sales Agreement. During the six months ended June 30, 2024, the Company sold 1,766,835 shares of its common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by the Company. As of June 30, 2024, the Company has sold an aggregate of 4,547,688 shares of its common stock under the Sales Agreement for aggregate net proceeds of $86.0 million, after deducting commissions and offering expenses payable by the Company.

In July 2023, in connection with the execution of the Lilly Agreement, the Company and Lilly also entered into a stock purchase agreement with Lilly, pursuant to which the Company sold 1,552,795 shares of common stock to Lilly at a price of $19.32 per share, for an aggregate purchase price of $30.0 million.

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

On January 1, 2024, 4,098,485 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of June 30, 2024, the Company had reserved 14,242,655 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 2,939,799 shares remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

In February 2024, the board of directors adopted the 2024 Inducement Stock Incentive Plan (the “Inducement Plan”). The

Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards,

restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b)

are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of June 30, 2024, the Company had reserved 4,000,000 shares of the

Company’s common stock for issuance of nonstatutory stock options and restricted stock unit awards, of which 3,606,700 remained available for future grant under the Inducement Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$6,482	$4,848	$12,108	$9,337
General and administrative	5,165	4,165	9,880	7,700
Total stock-based compensation expense	$11,647	$9,013	$21,988	$17,037

Stock options

The following table provides a summary of stock option activity during the six months ended June 30, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2023	9,924,878	$16.98
Granted	4,180,416	9.92
Exercised	(597,039)	1.89
Forfeited	(698,614)	19.81
Outstanding at June 30, 2024	12,809,641	$15.22	7.9	$4,366
Exercisable at June 30, 2024	5,600,593	$15.43	6.5	$4,197
Expected to vest after June 30, 2024(1)	7,209,048	$15.06	9.0	$169

(1)
This represents the number of unvested options outstanding as of June 30, 2024 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of June 30, 2024.

As of June 30, 2024, there was $72.1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted stock units

During the six months ended June 30, 2024, the Company granted 1,330,670 restricted stock units under the 2021 Plan and the Inducement Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of June 30, 2024 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2023	964,511	$19.92
Restricted stock units granted	1,330,670	$11.95
Restricted stock units vested	(111,716)	$25.08
Restricted stock units forfeited	(136,514)	$15.84
Unvested restricted stock units as of June 30, 2024	2,046,951	$14.73

As of June 30, 2024, there was $26.2 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.3 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2024, 819,697 shares of common stock were added to the amount reserved for sale under the ESPP. As of June 30, 2024, 1,989,903 shares remained available for issuance under the ESPP.

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

	As of June 30,
	2024	2023
Unvested restricted stock units	2,046,951	930,196
Outstanding options to purchase common stock	12,809,641	9,812,849
Total	14,856,592	10,743,045

13. Income taxes

The Company’s effective income tax rate was de minimis for the three and six months ended June 30, 2024 and 2023. The income tax provision was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. The income tax provision was $0.2 million for both the three and six months ended June 30, 2023. The provision for income taxes primarily relates to state income taxes based on gross interest income.

The effective income tax rate for the three and six months ended June 30, 2024 and 2023 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

14. Related party transactions

The board of directors of the Company elected an executive officer of Vertex to the Company's board of directors in June 2024. In July 2022, the Company and Vertex entered into the Vertex Agreement. During the three months ended June 30, 2024, the Company received reimbursements of $3.0 million, associated with the Vertex Agreement, which were recorded as revenue. See Note 9, "Collaboration and license agreements—Vertex Agreement".

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

Overview

We are a clinical-stage company developing a new class of genetic medicines for cardiovascular disease, or CVD, with the potential to transform treatment from chronic management to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. We are developing a pipeline of gene editing programs targeting the three lipoprotein pathways that drive atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD: low-density lipoprotein, or LDL, triglyceride-rich lipoproteins and lipoprotein(a), or Lp(a). Our lead programs target the PCSK9 and ANGPTL3 genes, which have been extensively validated as targets for lowering LDL cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetimes of patients with or at risk for ASCVD.

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

As of June 30, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three and six months ended June 30, 2024 were $49.8 million and $98.5 million, respectively. As of June 30, 2024, we had an accumulated deficit of $642.8 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our product candidate targeting PCSK9, and initiate our planned clinical trial for VERVE-201, our product candidate targeting ANGPTL3, each of which utilizes our proprietary GalNAc-LNP delivery technology; determine the next steps for our Heart-1 Phase 1b clinical trial of VERVE-101; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $575.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

Clinical and development programs

PCSK9 Program

VERVE-101 and VERVE-102, our product candidates targeting PCSK9, are designed to permanently turn off the PCSK9 gene in the liver. PCSK9 is a highly validated target that plays a critical role in controlling blood LDL-C through its regulation of the LDL receptor, or LDLR. Reduction of PCSK9 protein in the blood improves the ability of the liver to clear LDL-C from the blood. VERVE-101 and VERVE-102 utilize LNP-mediated delivery to target the liver and base editing technology to make a single base change at a specific site in the PCSK9 gene in order to disrupt PCSK9 protein production. VERVE-101 and VERVE-102 use the same base editor and guide RNA for PCSK9; however, VERVE-102 is delivered using a different, proprietary GalNAc-LNP delivery technology which is designed to allow the LNP to access liver cells using either the asialoglycoprotein receptor, or ASGPR, or the LDLR, whereas VERVE-101's LNP is designed to access liver cells using the LDLR.

Heart-2 clinical trial

VERVE-102 is being evaluated in the Heart-2 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-102 in adult patients with heterozygous familial hypercholesterolemia, or HeFH, and/or premature coronary artery disease, or CAD, who require additional lowering of LDL-C, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design.

We recently received clearance of our clinical trial application for VERVE-102 in Australia. Following earlier receipt of regulatory clearances in the United Kingdom and Canada, we initiated the Heart-2 trial with VERVE-102 in patients with HeFH and/or premature CAD in the second quarter of 2024. We expect to provide initial data from the Heart-2 trial and an update on the PCSK9 program in the first half of 2025 and plan to initiate a Phase 2 clinical trial for the PCSK9 program in the second half of 2025.

Heart-1 clinical trial

VERVE-101 is being evaluated in the Heart-1 trial, an open-label Phase 1b clinical trial with trial endpoints of safety and tolerability as well as changes in blood PCSK9 protein and LDL-C levels in patients living with HeFH, established ASCVD and uncontrolled hypercholesterolemia. A total of 13 participants have been dosed in the trial in New Zealand and the United Kingdom.

In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in serum alanine aminotransferase as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial.

Enrollment remains paused in the Heart-1 trial as we complete our investigation of the observed laboratory abnormalities and further explore potential mitigation measures. Preliminary data from our investigations, including data from animal models, support our initial understanding that laboratory abnormalities observed in the Heart-1 trial are attributable to the LNP used in VERVE-101. We are continuing to work with regulatory authorities to define a path forward for VERVE-101. The safety events were previously reported to the U.S. Food and Drug Administration, the U.K. Medicines and Healthcare products Regulatory Agency, and the New Zealand Medicines and Medical Devices Safety Authority. The VERVE-101 investigational new drug application and other clinical trial applications remain active.

VERVE-201

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. We plan to develop this program initially for the treatment of ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies, as well as patients with homozygous familial hypercholesterolemia, or HoFH, a rare and often fatal inherited subtype of premature ASCVD characterized by extremely high blood LDL-C.

For VERVE-201, we are utilizing our internally developed GalNAc-LNP technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. We have developed proprietary LNPs with a GalNAc ligand designed to bind to ASGPR in the liver, thereby enabling uptake into the liver in HoFH patients. We have completed preclinical studies to support regulatory submissions for clinical development of VERVE-201 and expect to initiate a Phase 1b clinical trial with VERVE-201 in the second half of 2024, subject to regulatory clearances.

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

Components of our results of operations

Revenue

During the three and six months ended June 30, 2024, we recognized $6.7 million and $12.4 million, respectively, in collaboration revenue under a Strategic Collaboration and License Agreement, or the Vertex Agreement, and a Research and Collaboration Agreement, or the Lilly Agreement. We expect revenue related to these collaborations to increase as efforts under the collaborations continue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement and Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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
•
our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval; and
•
the effects of public health epidemics.

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

Income tax

The provision for income taxes was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. The provision for income taxes was $0.2 million for both the three and six months ended June 30, 2023. The provision for income taxes primarily relates to state income taxes based on gross interest income.

Results of operations

Comparison of three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$6,692	$2,093	$4,599
Operating expenses:
Research and development	50,984	47,260	3,724
General and administrative	14,547	13,416	1,131
Total operating expenses	65,531	60,676	4,855
Loss from operations	(58,839)	(58,583)	(256)
Other income (expense):
Change in fair value of success payment liability	1,671	(662)	2,333
Interest and other income, net	7,429	5,438	1,991
Total other income, net	9,100	4,776	4,324
Loss before provision for income taxes	(49,739)	(53,807)	4,068
Provision for income taxes	(66)	(176)	110
Net loss	$(49,805)	$(53,983)	$4,178

Collaboration revenue

Collaboration revenue was $6.7 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively. During the three months ended June 30, 2024, collaboration revenue included $3.0 million related to research services from the Vertex Agreement and $3.7 million related to research services from the Lilly Agreement. During the three months ended June 30, 2023, collaboration revenue included $2.1 million related to research services from the Vertex Agreement. The increase in collaboration revenue in the three months ended June 30, 2024 was largely a result of the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
(in thousands)	2024	2023	Change
Employee-related expenses	$22,594	$17,210	$5,384
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	7,959	12,193	(4,234)
Facility-related costs (including depreciation)	5,250	4,565	685
Lab supplies	4,665	4,768	(103)
Clinical trial costs	3,997	757	3,240
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	3,691	5,723	(2,032)
Other research and development costs	2,828	2,044	784
Total research and development expenses	$50,984	$47,260	$3,724

Research and development expenses were $51.0 million for the three months ended June 30, 2024, compared to $47.3 million for the three months ended June 30, 2023. The increase of $3.7 million was primarily due to the following:

•
an increase of $5.4 million in employee-related expenses, including an increase of $1.6 million in stock-based compensation expense, driven by an increase in headcount of employees involved in research and development activities and expenses in connection with the separation of our former Chief Scientific Officer from our company in June 2024;
•
an increase of $3.2 million in clinical trial costs associated with our ongoing Heart-2 clinical trial and costs associated with preparations for the initiation of our planned clinical trial for VERVE-201;
•
an increase of $0.8 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs; and

•
an increase of $0.7 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses.

These increases were partially offset by the following:

•
a decrease of $4.2 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials;
•
a decrease of $2.0 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs; and
•
a decrease of $0.1 million in lab supplies.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates including those under our collaborations, build our manufacturing capabilities and develop our gene editing and LNP delivery technology.

General and administrative expenses

General and administrative expenses were $14.5 million for the three months ended June 30, 2024, compared to $13.4 million for the three months ended June 30, 2023. The increase of $1.1 million was primarily attributable to the following:

•
an increase of $1.2 million in employee-related expenses, including an increase of $1.0 million in stock-based compensation expense, driven by an increase in headcount to support our growth; partially offset by
•
a decrease of $0.1 million in professional service fees.

We anticipate that our general and administrative expenses will continue to increase in the future to support increased research and development activities.

Other income

Change in fair value of success payment liability

During the three months ended June 30, 2024, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $1.7 million recorded as other income. During the three months ended June 30, 2023, the change in fair value of the success payment liability was primarily due to the increase in the fair value of our common stock, which resulted in a fair value adjustment of $0.7 million recorded as other expense.

Interest and other income, net

The increase of $2.0 million in interest and other income, net for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily attributable to higher marketable securities balances and increased interest rates.

Comparison of six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$12,387	$3,497	$8,890
Operating expenses:
Research and development	99,361	94,370	4,991
General and administrative	28,709	25,969	2,740
Total operating expenses	128,070	120,339	7,731
Loss from operations	(115,683)	(116,842)	1,159
Other income:
Change in fair value of success payment liability	1,749	76	1,673
Interest and other income, net	15,565	10,984	4,581
Total other income, net	17,314	11,060	6,254
Loss before provision for income taxes	(98,369)	(105,782)	7,413
Provision for income taxes	(172)	(176)	4
Net loss	$(98,541)	$(105,958)	$7,417

Collaboration Revenue

Collaboration revenue was $12.4 million and $3.5 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, collaboration revenue included $6.0 million related to research services from the Vertex Agreement and $6.4 million related to the research services from the Lilly Agreement. During the six months ended June 30, 2023, collaboration revenue included $3.5 million related to research services and from the Vertex Agreement. The increase in collaboration revenue in the six months ended June 30, 2024 was largely a result of the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
(in thousands)	2024	2023	Change
Employee-related expenses	$42,909	$33,453	$9,456
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	18,355	22,746	(4,391)
Facility-related costs (including depreciation)	10,458	9,019	1,439
Lab supplies	9,069	9,647	(578)
Clinical trial costs	6,682	2,432	4,250
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	6,356	13,440	(7,084)
Other research and development costs	5,532	3,633	1,899
Total research and development expenses	$99,361	$94,370	$4,991

Research and development expenses were $99.4 million for the six months ended June 30, 2024, compared to $94.4 million for the six months ended June 30, 2023. The increase of $5.0 million was primarily due to the following:

•
an increase of $9.5 million in employee-related expenses, including an increase of $2.8 million in stock-based compensation expense, driven by an increase in headcount of employees involved in research and development activities and expenses in connection with the separation of our former Chief Scientific Officer from our company in June 2024;
•
an increase of $4.3 million in clinical trial costs associated with our ongoing Heart-2 clinical trial and costs associated with preparations for the initiation of our planned clinical trial for VERVE-201;
•
an increase of $1.9 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs; and
•
an increase of $1.4 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses.

These increases were partially offset by the following:

•
a decrease of $7.1 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs;
•
a decrease of $4.4 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials; and
•
a decrease of $0.6 million in lab supplies.

General and administrative expenses

General and administrative expenses were $28.7 million for the six months ended June 30, 2024, compared to $26.0 million for the six months ended June 30, 2023. The increase of $2.7 million was primarily attributable to the following:

•
an increase of $2.5 million in employee-related expenses, including an increase of $2.2 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $0.1 million in professional service fees; and
•
an increase of $0.1 million in other general and administrative costs.

Other income

Change in fair value of success payment liability

During the six months ended June 30, 2024, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $1.7 million recorded as other income. During the six months ended June 30, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.1 million recorded to other income.

Interest and other income, net

The increase of $4.6 million in interest and other income, net for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to higher marketable securities balances and increased interest rates.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through June 30, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offerings, and our ATM equity offering program. As of June 30, 2024, we had $575.9 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with Lilly and Vertex. During the six months ended June 30, 2024, we received $5.0 million from Lilly due to the achievement of a research and development milestone under the Lilly Agreement. Our ability to earn the other milestone or other payments under our collaboration agreements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

In July 2023, we sold and issued 1,552,795 shares of our common stock to Lilly in a private placement at a price of $19.32 per share for an aggregate purchase price of $30.0 million.

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

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock, with an aggregate offering price of up to $200.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-267578), which became effective on September 23, 2022. During the three months ended June 30, 2024, we did not make any sales under the Sales Agreement. During the six months ended June 30, 2024, we sold 1,766,835 shares of our common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by us. As of June 30, 2024, we have sold an aggregate of 4,547,688 shares of common stock under the Sales Agreement for aggregate net proceeds of $86.0 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(77,240)	$(97,058)
Net cash (used in) provided by investing activities	(11,482)	48,417
Net cash provided by financing activities	24,032	3,271
Decrease in cash, cash equivalents and restricted cash	$(64,690)	$(45,370)

Operating activities

For the six months ended June 30, 2024, net cash used in operating activities was $77.2 million, consisting primarily of our net loss of $98.5 million adjusted for non-cash items including $1.7 million associated with the fair value change in success payment liability and $7.5 million associated with the amortization of investment premiums, offset by stock-based compensation of $22.0 million, depreciation expense of $3.3 million, non-cash lease expense of $3.6 million, and a net increase in changes in our operating assets and liabilities of $1.7 million.

For the six months ended June 30, 2023, net cash used in operating activities was $97.1 million, consisting primarily of our net loss of $106.0 million, adjusted for non-cash items including $7.6 million associated with the non-cash accretion of discounts on our marketable securities, $0.1 million associated with the fair value change in success payment liability, and net changes in our operating assets and liabilities of approximately $6.2 million. These amounts were partially offset by non-cash expenses including stock-based compensation of $17.0 million, depreciation expense of $2.5 million, and non-cash lease expense of $3.3 million.

Investing activities

For the six months ended June 30, 2024, net cash used in investing activities was $11.5 million and consisted of purchases of marketable securities of $276.1 million and purchases of property and equipment of $1.4 million, primarily related to lab equipment, partially offset by maturities of marketable securities of $266.0 million.

For the six months ended June 30, 2023, net cash provided by investing activities was $48.4 million and consisted of maturities of marketable securities of $301.3 million, partially offset by purchases of marketable securities of approximately $246.9 million and purchases of property and equipment of $6.0 million, primarily related to lab equipment.

Financing activities

For the six months ended June 30, 2024, net cash provided by financing activities was $24.0 million, consisting primarily of net proceeds from the sale of our common stock through our ATM equity offering program of $22.4 million, proceeds from exercises of stock options of $1.1 million and proceeds from the issuance of shares through our employee stock purchase plan of $0.5 million.

For the six months ended June 30, 2023, net cash provided by financing activities was $3.3 million, consisting primarily of net proceeds from the sale of our common stock through our ATM equity offering program of $1.9 million, proceeds from exercises of stock options of $0.7 million and proceeds from the issuance of shares through our employee stock purchase plan of $0.7 million.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $575.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three and six months ended June 30, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 for more information on our potential payment obligations under our license agreements.

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

During the three and six months ended June 30, 2024, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Recently adopted accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently adopted accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2024, we had cash and cash equivalents of $141.5 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of June 30, 2024, we also had marketable securities of approximately $434.4 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, we implemented a new enterprise resource planning system and new purchasing system for the purposes of maintaining our general ledger and reporting. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $98.5 million for the six months ended June 30, 2024 and $200.1 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $642.8 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022 and with the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

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

As of June 30, 2024, we had cash, cash equivalents and marketable securities of approximately $575.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into late 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, and conducting preclinical studies and clinical trials. We initiated our first clinical trial, a Phase 1b clinical trial for VERVE-101, in July 2022 and our second clinical trial, a Phase 1b clinical trial for VERVE-102, in the second quarter of 2024. We anticipate initiating our third clinical trial, a Phase 1b clinical trial for VERVE-201, in the second half of 2024, subject to regulatory clearances. Our other research programs are still in the research or preclinical stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

We also cannot be certain that regulatory authorities will permit us to initiate our planned clinical trial of VERVE-201 in the second half of 2024.

Even after we receive and incorporate guidance from these regulatory authorities, the FDA or other regulatory authorities could determine that we have not satisfied their requirements to commence our clinical trials, or change their position on the acceptability of our trial design or the clinical endpoints selected, which may require us to complete additional preclinical studies or clinical trials, delay the enrollment of our clinical trials or impose stricter approval conditions than we currently expect. There are equivalent processes and risks applicable to clinical trial applications in other countries, including in Canada, Australia, New Zealand and in countries in Europe.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which has initiated a Phase 3 trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin, or ATTR, amyloidosis with polyneuropathy and for the treatment of ATTR with cardiomyopathy. Chroma Medicine, Inc. and Tune Therapeutics, Inc. use epigenetic editing, designed to target genes and control chromatin conformation by coupling a DNA-binding domain with epigenetic effector domains. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have been conducting and plan to conduct additional clinical trials with one or more trial sites that are located outside the United States, including our Heart-1 trial of VERVE-101 which has been conducted at trial sites in New Zealand and the United Kingdom, and our Heart-2 trial of VERVE-102. We also plan to conduct our clinical trial of VERVE-201 at sites outside of the United States. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

We or our licensors are subject to and may in the future become a party to similar proceedings or priority disputes in Europe or other foreign jurisdictions. For example, certain European patents that we have in-licensed from Broad were previously revoked in their entirety by the European Patent Office Opposition Division, or the Opposition Division. The Broad subsequently appealed and in March 2024, the Board of Appeals of the European Patent Office rendered a decision which overturned the prior revocations and remanded the cases back to the Opposition Division for further proceedings in connection with any remaining challenges. It is uncertain when or in what manner the Opposition Division will act on the remanded cases involving the in-licensed European patents.

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

If we fail to comply with our obligations in our intellectual property licensing arrangements with third parties, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

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

Several investigational medicines designed to reduce lipoprotein(a), or Lp(a), are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with elevated Lp(a) and CVD, with topline results expected in 2025. Olpasiran is an investigational siRNA medicine targeting LPA licensed by Amgen from Arrowhead, which was shown to lower Lp(a) concentrations in patients with established ASCVD and elevated Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and elevated Lp(a) is being evaluated in the Phase 3 OCEAN(a) trial, which was initiated in 2022 with plans for study completion in 2026. Lepodisiran is a GalNAc-conjugated siRNA being evaluated by Lilly in a Phase 3 clinical trial. In addition, zerlasiran is an investigational siRNA medicine that Silence Therapeutics plc, or Silence Therapeutics, is evaluating in an ongoing Phase 2 trial of patients with elevated Lp(a) concentrations and high risk for ASCVD events, for which Silence Therapeutics announced topline results in June 2024. In 2024, CRISPR initiated a Phase 1 clinical trial for CTX320, its gene editing program targeting LPA.

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

In addition, we currently rely on foreign third-party manufacturers, including those in China. Foreign third-party manufacturers may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material or services available to us, delay the procurement or supply of such material or services or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern,” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this legislation.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Reimbursement agencies in Europe may be more conservative than the Centers for Medicare & Medicaid Services, or CMS, in the United States. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are seeking to identify and develop product candidates to treat diseases in which there is no clinical experience using a gene editing approach, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. The FDA has only recently approved the first ex vivo gene editing therapeutic product, CASGEVYTM for the treatment of sickle cell disease.

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

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA's approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

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

In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023, and the European Parliament has requested several amendments. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and currently ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.

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

Notwithstanding the regulatory restrictions on off-label promotion, the FDA and other regulatory authorities allow companies to engage in truthful, non-misleading, and non-promotional scientific communications concerning their products in certain circumstances. For example, in October 2023, the FDA published draft guidance outlining the agency's non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual, and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use. In addition, under the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We will need to carefully navigate the FDA's various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

In the European Union in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the HTA entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and adding price caps on annual out-of-pocket expenses, any of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA's Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the U.K.’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a "U.S.-U.K. data bridge,” which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of Sekar Kathiresan, M.D., our chief executive officer, Andrew Ashe, J.D., our president, chief operating officer and general counsel, Allison Dorval, our chief financial officer, Frederick Fiedorek, M.D., our chief medical officer, and Troy Lister, Ph.D., our chief scientific officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

To the extent we experience a material system failure, accident, cyber-attack or security breach, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary or confidential information or other disruptions. For example, the loss of clinical trial data from our ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 19.2% of our common stock as of August 1, 2024. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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
•
announcements by us or our competitors of significant acquisitions, in-licensing arrangements, strategic partnerships, joint ventures, or collaborations;
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

Item 2. Unregistered sales of equity securities, use of proceeds, and issuer purchases of equity securities

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of June 30, 2024, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Item 5. Other information

(c) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 21, 2021).

3.2	Second Amended and Restated Bylaws of Verve Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 17, 2023).

10.1*†	Separation Agreement, dated May 30, 2024, by and between the Registrant and Andrew Bellinger.

10.2*	Advisor Agreement, dated May 30, 2024, by and between the Registrant and Andrew Bellinger.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Furnished herewith.

† Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERVE THERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer

Date: August 8, 2024	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer