Form 10-Q
period 2024-09-30
Verve Therapeutics, Inc.
filed 2024-11-05
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 29, 2024, the registrant had 84,663,840 shares of common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the timing, progress, design and conduct of our Heart-2 clinical trial, a Phase 1b clinical trial of VERVE-102, and our Pulse-1 clinical trial, a Phase 1b clinical trial of VERVE-201, including statements regarding the timing of enrollment and the period during which data from such clinical trials is expected to become available, and our Heart-1 clinical trial, a Phase 1b clinical trial of VERVE-101, including statements regarding next steps for such trial;
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
•
our expectations about the translatability of results from studies in animals into clinical trials in humans;
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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$158,709	$206,180
Marketable securities	381,211	417,770
Collaboration receivable	2,628	5,897
Prepaid expenses and other current assets	13,911	8,102
Total current assets	556,459	637,949
Property and equipment, net	19,625	22,505
Restricted cash	4,774	4,774
Operating lease right-of-use assets	79,921	85,295
Other long term assets	3,127	2,165
Total assets	$663,906	$752,688
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,637	$6,636
Accrued expenses	21,918	20,178
Deferred revenue, current	5,719	—
Lease liability, current	10,368	10,192
Total current liabilities	42,642	37,006
Long term lease liability	60,887	64,715
Success payment liability	977	2,720
Deferred revenue, non-current	50,731	48,556
Other long term liabilities	118	189
Total liabilities	155,355	153,186
Commitments and contingencies (See Note 7, Note 8 and Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 84,638,814 and 81,969,693 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	85	82
Additional paid-in capital	1,200,302	1,143,453
Accumulated other comprehensive income	1,143	272
Accumulated deficit	(692,979)	(544,305)
Total stockholders’ equity	508,551	599,502
Total liabilities and stockholders’ equity	$663,906	$752,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share amounts) (unaudited)	2024	2023	2024	2023
Collaboration revenue	$6,865	$3,117	$19,252	$6,614
Operating expenses:
Research and development	49,938	43,765	149,299	138,135
General and administrative	13,837	11,686	42,546	37,655
Total operating expenses	63,775	55,451	191,845	175,790
Loss from operations	(56,910)	(52,334)	(172,593)	(169,176)
Other income (expense):
Change in fair value of success payment liability	(6)	802	1,743	878
Interest and other income, net	6,887	5,841	22,452	16,825
Total other income, net	6,881	6,643	24,195	17,703
Loss before provision for income taxes	(50,029)	(45,691)	(148,398)	(151,473)
Provision for income taxes	(104)	(67)	(276)	(243)
Net loss	$(50,133)	$(45,758)	$(148,674)	$(151,716)
Net loss per common share, basic and diluted	$(0.59)	$(0.72)	$(1.77)	$(2.43)
Weighted-average common shares used in net loss per share, basic and diluted	84,632,952	63,211,849	83,999,797	62,322,965
Comprehensive loss:
Net loss	$(50,133)	$(45,758)	$(148,674)	$(151,716)
Other comprehensive loss:
Unrealized gain on marketable securities	1,758	157	871	97
Comprehensive loss	$(48,375)	$(45,601)	$(147,803)	$(151,619)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	29,010	-	116	-	-	116
Issuance of common stock from At-the-Market offering, net of issuance costs of $126	103,184	-	1,922	-	-	1,922
Unrealized gain on marketable securities	-	-	-	457	-	457
Stock-based compensation	-	-	8,024	-	-	8,024
Net loss	-	-	-	-	(51,975)	(51,975)
Balance at March 31, 2023	61,863,010	62	905,863	(237)	(396,212)	509,476
Exercise of stock options	98,598	-	548	-	-	548
Vesting of restricted stock units	50,537	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	52,134	-	685	-	-	685
Unrealized loss on marketable securities	-	-	-	(517)	-	(517)
Stock-based compensation	-	-	9,013	-	-	9,013
Net loss	-	-	-	-	(53,983)	(53,983)
Balance at June 30, 2023	62,064,279	62	916,109	(754)	(450,195)	465,222
Exercise of stock options	43,429	-	213	-	-	213
Vesting of restricted stock units	76,586	-	-	-	-	-
Issuance of common stock in connection with the Lilly Agreement	1,552,795	2	31,708	-	-	31,710
Unrealized gain on marketable securities	-	-	-	157	-	157
Stock-based compensation	-	-	8,825	-	-	8,825
Net loss	-	-	-	-	(45,758)	(45,758)
Balance at September 30, 2023	63,737,089	$64	$956,855	$(597)	$(495,953)	$460,369

Balance at December 31, 2023	81,969,693	$82	$1,143,453	$272	$(544,305)	$599,502
Exercise of stock options	76,044	-	301	-	-	301
Vesting of restricted stock units	7,290	-	-	-	-	-
Issuance of common stock from At-the-Market offering, net of issuance costs of $747	1,766,835	2	22,431	-	-	22,433
Unrealized loss on marketable securities	-	-	-	(772)	-	(772)
Stock-based compensation	-	-	10,341	-	-	10,341
Net loss	-	-	-	-	(48,736)	(48,736)
Balance at March 31, 2024	83,819,862	84	1,176,526	(500)	(593,041)	583,069
Exercise of stock options	520,995	1	825	-	-	826
Vesting of restricted stock units	104,426	-	-	-	-	-
Issuance of common stock under employee stock purchase plan	106,986	-	472	-	-	472
Unrealized loss on marketable securities	-	-	-	(115)	-	(115)
Stock-based compensation	-	-	11,647	-	-	11,647
Net loss	-	-	-	-	(49,805)	(49,805)
Balance at June 30, 2024	84,552,269	85	1,189,470	(615)	(642,846)	546,094
Exercise of stock options	5,075	-	14	-	-	14
Vesting of restricted stock units	81,470	-	-	-	-	-
Unrealized gain on marketable securities	-	-	-	1,758	-	1,758
Stock-based compensation	-	-	10,818	-	-	10,818
Net loss	-	-	-	-	(50,133)	(50,133)
Balance at September 30, 2024	84,638,814	$85	$1,200,302	$1,143	$(692,979)	$508,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Nine months ended September 30,
(unaudited, in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(148,674)	$(151,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,053	3,938
Non-cash lease expense	5,374	5,046
Net accretion of discount on marketable securities	(10,250)	(11,044)
Stock-based compensation	32,806	25,862
Change in fair value of success payments liabilities	(1,743)	(878)
Changes in operating assets and liabilities:
Collaboration receivable	3,264	(3,117)
Prepaid expenses and other assets	(6,765)	(2,587)
Accounts payable	(2,321)	(589)
Accrued expenses and other liabilities	2,167	2,996
Operating lease liabilities	(3,653)	(5,320)
Deferred revenue	7,895	28,540
Net cash used in operating activities	(116,847)	(108,869)
Cash flows from investing activities:
Purchases of property and equipment	(2,349)	(7,098)
Purchases of marketable securities	(350,928)	(394,817)
Maturities of marketable securities	398,607	438,498
Net cash provided by investing activities	45,330	36,583
Cash flows from financing activities:
Proceeds from the issuance of common stock in connection with collaboration agreements	—	31,710
Proceeds from exercise of stock options	1,141	877
Proceeds from issuance of common stock, net of issuance costs	22,433	1,922
Issuance of common stock under employee stock purchase plan	472	685
Net cash provided by financing activities	24,046	35,194
Decrease in cash, cash equivalents and restricted cash	(47,471)	(37,092)
Cash, cash equivalents and restricted cash—beginning of period	210,954	120,236
Cash, cash equivalents and restricted cash—end of period	$163,483	$83,144
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$757	$495

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $539.9 million as of September 30, 2024 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of September 30, 2024, the results of its operations and other comprehensive loss for the three and nine months ended September 30, 2024 and 2023, stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended

December 31, 2023, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2024.

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

	September 30,	September 30,
(in thousands)	2024	2023
Cash and cash equivalents	$158,709	$78,370
Restricted cash	4,774	4,774
Total cash, cash equivalents and restricted cash	$163,483	$83,144

3. Marketable securities

Marketable securities by security type consisted of the following:

	September 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$179,012	$673	$(1)	$179,684
U.S. agency securities	201,056	486	(15)	201,527
Total	$380,068	$1,159	$(16)	$381,211

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$147,978	$144	$(15)	$148,107
U.S. agency securities	269,520	277	(134)	269,663
Total	$417,498	$421	$(149)	$417,770

The remaining contractual maturities of all marketable securities were less than 18 months as of September 30, 2024 and 24 months as of December 31, 2023. The gross unrealized losses on the Company’s marketable securities were de minimis as of September 30, 2024. The gross unrealized losses on the Company's marketable securities of $0.1 million as of December 31, 2023 was caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider such marketable securities to be impaired at September 30, 2024 or December 31, 2023. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of September 30, 2024 or December 31, 2023.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Lab equipment	$30,937	$28,851
Leasehold improvements	776	726
Furniture and fixtures	2,323	2,323
Computer equipment	997	997
Total property and equipment	35,033	32,897
Less accumulated depreciation	(15,408)	(10,392)
Property and equipment, net	$19,625	$22,505

The following table summarizes depreciation expense incurred:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Depreciation expense	$1,754	$1,474	$5,053	$3,938

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

The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of September 30, 2024
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$72,489	$72,489	$—	$—
Marketable securities:
U.S. treasury bills and notes	179,684	—	179,684	—
U.S. agency securities	201,527	—	201,527	—
Total assets	$453,700	$72,489	$381,211	$—
Liabilities
Success payment liability	$977	$—	$—	$977
Total liabilities	$977	$—	$—	$977

	As of December 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$120,987	$120,987	$—	$—
Marketable securities:
U.S. treasury bills and notes	148,107	—	148,107	—
U.S. agency securities	269,663	—	269,663	—
Total assets	$538,757	$120,987	$417,770	$—
Liabilities
Success payment liability	$2,720	$—	$—	$2,720
Total liabilities	$2,720	$—	$—	$2,720

Cash Equivalents—Cash equivalents of $72.5 million and $121.0 million as of September 30, 2024 and December 31, 2023, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Success Payment Liability—The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a mid ten-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million, of which $25.0 million remain payable by the Company.

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

The Company remeasured the liability at fair value with a de minimis increase recorded to other expense for the three months ended September 30, 2024 and a decrease of $1.7 million recorded to other income for the nine months ended September 30, 2024 and decreases of $0.8 million and $0.9 million recorded to other income for the three and nine months ended September 30, 2023, respectively.

The primary inputs used in valuing the success payment liability at September 30, 2024 and December 31, 2023, were as follows:

	At September 30, 2024	At December 31, 2023
Fair value of common stock (per share)	$4.84	$13.94
Equity volatility	85%	83%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2024 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2023	$2,720
Change in fair value	(1,743)
Balance at September 30, 2024	$977

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the nine months ended September 30, 2023 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Change in fair value	(878)
Balance at September 30, 2023	$2,007

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Employee compensation and related benefits	$11,724	$12,342
Accrued external research and development expenses	7,366	4,856
Professional fees	2,358	1,492
License and milestone payments	120	500
Other	350	988
Total	$21,918	$20,178

7. Leases

The Company’s operating lease activity is comprised of non-cancelable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC Topic 842, "Leases". The embedded leases are considered short term leases, as the contractual terms are 12 months or less. Accordingly, no lease liability or right-of-use asset has been recorded. The Company has recognized $0.7 million and $2.8 million of short term lease costs associated with the embedded leases during the three and nine months ended September 30, 2024, respectively. The Company has recognized $0.4 million and $0.9 million of short term lease costs associated with the embedded leases during the three and nine months ended September 30, 2023, respectively.

The components of operating lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease costs	$3,234	$3,234	$9,702	$9,702
Variable lease costs	1,064	1,127	3,143	2,775
Total	$4,298	$4,361	$12,845	$12,477

Supplemental cash flow information related to operating leases was as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$7,922	$9,983

As of September 30, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 8.3 years.

Future minimum commitments under non-cancelable leases as of September 30, 2024 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2024	$2,668
2025	10,894
2026	11,210
2027	11,534
2028	11,868
Thereafter	49,881
Total lease payments	$98,055
Less: interest	(26,800)
Present value of operating lease liabilities	$71,255

8. Legal Proceedings

On August 27, 2024, a putative securities class action lawsuit captioned Oldroyd v. Verve Therapeutics, Inc., et. al., Case No. 1:24-CV-12218, was filed against the Company and certain of the Company’s officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning the Company's pause in enrollment of the Heart-1 trial. The complaint seeks, among other things, unspecified damages, interest, attorneys’ fees, expert fees, and other costs. On October 28, 2024, plaintiff Thomas Oldroyd filed an unopposed motion to be appointed as lead plaintiff and to approve The Rosen Law Firm, P.A. as lead counsel.

The Company believes that it has strong defenses, and it intends to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to the Company. Moreover, the Company is unable to reasonably estimate a range of possible loss at this time.

9. License agreements

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

To the extent achieved, the Company is obligated to pay up to an aggregate of $23.1 million and $54.0 million in development and sales-based milestones, respectively, pursuant to the Harvard/Broad License Agreement. In the nine months ended September 30, 2024, a development milestone was triggered and amounts paid to Harvard and Broad totaled $0.2 million.

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

A development milestone totaling $0.1 million under Beam's third-party agreements was triggered in the nine months ended September 30, 2024. This amount remained payable as of September 30, 2024.

10. Collaboration and license agreements

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

During the three and nine months ended September 30, 2024, the Company recognized $2.7 million and $8.7 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the periods. As of September 30, 2024, the Company has recorded $20.0 million as non-current deferred revenue. During the three and nine months ended September 30, 2023, the Company recognized $2.4 million and $5.9 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the periods. Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2024 and 2023.

Lilly agreement

In June 2023, the Company entered into a Research and Collaboration Agreement (the “Lilly Agreement”) with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program. The Lilly Agreement became effective in July 2023.

During the three and nine months ended September 30, 2024, the Company recognized $4.2 million and $10.6 million, respectively, of revenue associated with the Lilly Agreement related to the research and development activities under the Lilly Agreement (the "Lilly Research Services") performed during the periods. This amount is inclusive of a $0.2 million cumulative catch-up related to the $5.0 million research and development milestone achieved in March 2024. As of September 30, 2024, the Company has recorded $30.7 million of long-term deferred revenue and $5.7 million of short-term deferred revenue, of which $28.5 million related to the unexercised material rights and the remaining $7.9 million related to the Lilly Research Services and will be recognized over the period of service.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three and nine months ended September 30, 2024.

11. Common stock

In July 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of its common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended September 30, 2024, the Company did not make any sales under the Sales Agreement. During the nine months ended September 30, 2024, the Company sold 1,766,835 shares of its common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by the Company. As of September 30, 2024, the Company has sold an aggregate of 4,547,688 shares of its common stock under the Sales Agreement for aggregate net proceeds of $86.0 million, after deducting commissions and offering expenses payable by the Company.

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

12. Stock-based compensation

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

On January 1, 2024, 4,098,485 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of September 30, 2024, the Company had reserved 14,242,655 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,119,785 shares remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

In February 2024, the board of directors adopted the 2024 Inducement Stock Incentive Plan (the “Inducement Plan”). The

Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards,

restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b)

are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of September 30, 2024, the Company had reserved 4,000,000 shares of the Company’s common stock for issuance of nonstatutory stock options and restricted stock unit awards, of which 3,432,320 shares remained available for future grant under the Inducement Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$5,404	$4,895	$17,512	$14,232
General and administrative	5,414	3,930	15,294	11,630
Total stock-based compensation expense	$10,818	$8,825	$32,806	$25,862

Stock options

The following table provides a summary of stock option activity during the nine months ended September 30, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2023	9,924,878	$16.98
Granted	4,282,316	9.85
Exercised	(602,114)	1.89
Forfeited	(838,259)	20.23
Outstanding at September 30, 2024	12,766,821	$15.08	7.7	$4,284
Exercisable at September 30, 2024	6,136,725	$15.52	6.3	$4,279
Expected to vest after September 30, 2024(1)	6,630,096	$14.68	8.9	$5

(1)
This represents the number of unvested options outstanding as of September 30, 2024 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of September 30, 2024.

As of September 30, 2024, there was $62.6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

Restricted stock units

During the nine months ended September 30, 2024, the Company granted 1,421,880 restricted stock units under the 2021 Plan and the Inducement Plan. These restricted stock units vest annually over a four-year period.

A summary of the status of and change in unvested restricted stock units as of September 30, 2024 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2023	964,511	$19.92
Restricted stock units granted	1,421,880	$11.58
Restricted stock units vested	(193,186)	$20.98
Restricted stock units forfeited	(195,585)	$15.47
Unvested restricted stock units as of September 30, 2024	1,997,620	$14.32

As of September 30, 2024, there was $23.9 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 3.2 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2024, 819,697 shares of common stock were added to the amount reserved for sale under the ESPP. As of September 30, 2024, 1,989,903 shares remained available for issuance under the ESPP.

13. Net loss per share

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

	As of September 30,
	2024	2023
Unvested restricted stock units	1,997,620	883,693
Outstanding options to purchase common stock	12,766,821	9,942,213
Total	14,764,441	10,825,906

14. Income taxes

The Company's income tax provision was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. The Company's income tax provision was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. The provision for income taxes primarily relates to state income taxes based on gross interest income.

The effective income tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

15. Related party transactions

The board of directors of the Company elected an executive officer of Vertex to the Company's board of directors in June 2024. In July 2022, the Company and Vertex entered into the Vertex Agreement. During the three months ended September 30, 2024, the Company received reimbursements of $2.7 million, associated with the Vertex Agreement, which were recorded as revenue. See Note 10, "Collaboration and license agreements—Vertex agreement".

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

As of September 30, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three and nine months ended September 30, 2024 were $50.1 million and $148.7 million, respectively. As of September 30, 2024, we had an accumulated deficit of $693.0 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our product candidate targeting PCSK9, and our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, our product candidate targeting ANGPTL3, each of which utilizes our proprietary GalNAc-LNP delivery technology; determine the next steps for our Heart-1 Phase 1b clinical trial of VERVE-101; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $539.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to achieve milestones from our existing collaborations or raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

Heart-2 clinical trial

VERVE-102 is being evaluated in the Heart-2 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-102 in adult patients with heterozygous familial hypercholesterolemia, or HeFH, and/or premature coronary artery disease, or CAD, who require additional lowering of LDL-C, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design and is expected to include four dose cohorts, each comprised of three to nine patients with either HeFH or premature CAD.

Dosing has been completed in seven participants in the first two cohorts, 0.3 mg/kg and 0.45 mg/kg, in the Heart-2 clinical trial. As of October 29, 2024, VERVE-102 has been well tolerated, there have been no serious adverse events and no clinically significant laboratory abnormalities have been observed. Following the standard review from the independent data and safety monitoring board, we expect to continue the dose escalation portion of the Heart-2 trial.

We have received regulatory clearances for the Heart-2 trial of VERVE-102 in the United Kingdom, Canada, Australia, New Zealand and Israel. We expect to provide initial data from the Heart-2 trial and an update on the PCSK9 program in the first half of 2025. We plan to initiate a Phase 2 clinical trial for the PCSK9 program in the second half of 2025.

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

Mean, time-averaged PCSK9 protein reductions of greater than 60% were observed in each of the two higher dose cohorts, 0.45 mg/kg and 0.6 mg/kg. Mean, time-averaged LDL-C reductions of 42% at 0.45 mg/kg (n=6) and time-averaged LDL-C reduction of 57% at 0.6 mg/kg (n=1) were observed. The mean reductions in LDL-C and PCSK9 protein were based on time-averaged reductions from day 28 through last available follow up, as of a data cut-off date of October 3, 2024. The LDL-C and PCSK9 protein observations from one participant dosed in the 0.45 mg/kg were not included in this time-averaged analysis after the participant changed their lipid lowering therapy from baseline. In the single participant in the highest dose cohort, LDL-C reduction has been sustained out to 18 months after a single dose.

In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in serum alanine aminotransferase as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. No new treatment related adverse events have occurred since this announcement. We have completed a series of nonclinical studies as part of our investigation into such observed laboratory abnormalities. In order to isolate the role of the LNP and determine whether the laboratory abnormalities observed in the Heart-1 trial were due to the LNP delivery system, these studies used a version of VERVE-101 with a non-targeting guide RNA designed to preclude base editing. Data from these studies continue to support our understanding that the LNP in VERVE-101 is likely the primary driver of the observed laboratory abnormalities. Enrollment in the Heart-1 trial is expected to remain paused during the dose escalation portion of the Heart-2 trial. The VERVE-101 investigational new drug application and other clinical trial applications remain active.

ANGPTL3 Program

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver to reduce disease-driving LDL-C as well as remnant cholesterol. We plan to develop this program initially for the treatment of ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies, potentially including PCSK9 inhibitors, as well as patients with homozygous familial hypercholesterolemia, or HoFH, a rare and often fatal inherited cause of premature ASCVD characterized by extremely high blood LDL-C.

For VERVE-201, we are utilizing our internally developed GalNAc-LNP technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. Our GalNAc-LNP is designed to bind to the ASGPR or the LDLR in the liver, thereby enabling uptake into the liver in HoFH patients.

Pulse-1 clinical trial

VERVE-201 is being evaluated in the Pulse-1 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-201 in adult patients with refractory hypercholesterolemia, with additional analyses for pharmacokinetics and changes in blood ANGPTL3 protein and LDL-C levels. The Pulse-1 trial is a single-ascending dose study that has an adaptive design and is expected to include four dose cohorts, each comprised of three to nine patients with refractory hypercholesterolemia.

We recently received regulatory clearances to initiate the Pulse-1 trial in Australia, Canada, and the United Kingdom and we initiated the Pulse-1 trial in patients with refractory hypercholesterolemia in the fourth quarter of 2024.

License and collaboration agreements

We have obligations under various license and collaboration agreements to make potentially significant milestone and success payments in the future and to pay royalties on sales of any product candidates covered by those agreements that eventually achieve regulatory approval and commercialization. For information regarding these agreements, see Note 9, "License agreements" and Note 10, "Collaboration and license agreements" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Components of our results of operations

Revenue

During the three and nine months ended September 30, 2024, we recognized $6.9 million and $19.3 million, respectively, in collaboration revenue under a Strategic Collaboration and License Agreement, or the Vertex Agreement, and a Research and Collaboration Agreement, or the Lilly Agreement. We expect revenue related to these collaborations to increase as efforts under the collaborations continue. We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Vertex Agreement and Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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

Income tax

The provision for income taxes was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. The provision for income taxes was $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively. The provision for income taxes primarily relates to state income taxes based on gross interest income.

Results of operations

Comparison of three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$6,865	$3,117	$3,748
Operating expenses:
Research and development	49,938	43,765	6,173
General and administrative	13,837	11,686	2,151
Total operating expenses	63,775	55,451	8,324
Loss from operations	(56,910)	(52,334)	(4,576)
Other income (expense):
Change in fair value of success payment liability	(6)	802	(808)
Interest and other income, net	6,887	5,841	1,046
Total other income, net	6,881	6,643	238
Loss before provision for income taxes	(50,029)	(45,691)	(4,338)
Provision for income taxes	(104)	(67)	(37)
Net loss	$(50,133)	$(45,758)	$(4,375)

Collaboration revenue

Collaboration revenue was $6.9 million and $3.1 million for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024, collaboration revenue included $2.7 million related to research services from the Vertex Agreement and $4.2 million related to research services from the Lilly Agreement. During the three months ended September 30, 2023, collaboration revenue consisted of $2.4 million related to research services and cost reimbursement from the Vertex Agreement and $0.7 million related to research services and cost reimbursement from the Lilly Agreement. The increase in collaboration revenue in the three months ended September 30, 2024 was largely a result of the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
(in thousands)	2024	2023	Change
Employee-related expenses	$20,413	$17,346	$3,067
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	9,308	8,105	1,203
Facility-related costs (including depreciation)	5,403	5,101	302
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	4,284	4,954	(670)
Clinical trial costs	4,124	1,911	2,213
Lab supplies	3,554	3,967	(413)
Other research and development costs	2,852	2,381	471
Total research and development expenses	$49,938	$43,765	$6,173

Research and development expenses were $49.9 million for the three months ended September 30, 2024, compared to $43.8 million for the three months ended September 30, 2023. The increase of approximately $6.2 million was primarily due to the following:

•
an increase of $3.1 million in employee-related expenses, including an increase of $0.5 million in stock-based compensation expense, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $2.2 million in clinical trial costs associated with our ongoing Heart-2 clinical trial and costs associated with preparations for the initiation of our Pulse-1 clinical trial;
•
an increase of $1.2 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials;
•
an increase of $0.5 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs; and
•
an increase of $0.3 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses.

These increases were partially offset by the following:

•
a decrease of $0.7 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs; and
•
a decrease of $0.4 million in lab supplies.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates including those under our collaborations, build our manufacturing capabilities and develop our gene editing and LNP delivery technology.

General and administrative expenses

General and administrative expenses were $13.8 million for the three months ended September 30, 2024, compared to $11.7 million for the three months ended September 30, 2023. The increase of approximately $2.2 million was primarily attributable to the following:

•
an increase of $1.7 million in employee-related expenses, including an increase of $1.5 million in stock-based compensation expense;
•
an increase of $0.1 million in professional services fees; and
•
an increase of $0.4 million in other general and administrative costs.

Other income

Change in fair value of success payment liability

During the three months ended September 30, 2024, the change in fair value of the success payment liability was de minimis. During the three months ended September 30, 2023, the $0.8 million change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock and was recorded as other income.

Interest and other income, net

The increase of $1.0 million in interest and other income, net for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to higher marketable securities balances and increased interest rates.

Comparison of nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Collaboration revenue	$19,252	$6,614	$12,638
Operating expenses:
Research and development	149,299	138,135	11,164
General and administrative	42,546	37,655	4,891
Total operating expenses	191,845	175,790	16,055
Loss from operations	(172,593)	(169,176)	(3,417)
Other income:
Change in fair value of success payment liability	1,743	878	865
Interest and other income, net	22,452	16,825	5,627
Total other income, net	24,195	17,703	6,492
Loss before provision for income taxes	(148,398)	(151,473)	3,075
Provision for income taxes	(276)	(243)	(33)
Net loss	$(148,674)	$(151,716)	$3,042

Collaboration Revenue

Collaboration revenue was $19.3 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, collaboration revenue included $8.7 million related to research services from the Vertex Agreement and $10.6 million related to the research services from the Lilly Agreement. During the nine months ended September 30, 2023, collaboration revenue consisted of $5.9 million related to research services and cost reimbursement from the Vertex Agreement and $0.7 million related to research services and cost reimbursement from the Lilly Agreement. The increase in collaboration revenue in the nine months ended September 30, 2024 was largely a result of the efforts related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
(in thousands)	2024	2023	Change
Employee-related expenses	$63,322	$50,799	$12,523
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	27,663	30,851	(3,188)
Facility-related costs (including depreciation)	15,862	14,120	1,742
Lab supplies	12,623	13,614	(991)
Clinical trial costs	10,805	4,343	6,462
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	10,640	18,394	(7,754)
Other research and development costs	8,384	6,014	2,370
Total research and development expenses	$149,299	$138,135	$11,164

Research and development expenses were $149.3 million for the nine months ended September 30, 2024, compared to $138.1 million for the nine months ended September 30, 2023. The increase of $11.2 million was primarily due to the following:

•
an increase of $12.5 million in employee-related expenses, including an increase of $3.3 million in stock-based compensation expense, driven by an increase in headcount of employees involved in research and development activities and expenses in connection with the separation of our former Chief Scientific Officer from our company in June 2024;
•
an increase of $6.5 million in clinical trial costs associated with our ongoing Heart-2 clinical trial and costs associated with preparations for the initiation of our Pulse-1 clinical trial;
•
an increase of $2.4 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs; and

•
an increase of $1.7 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses.

These increases were partially offset by the following:

•
a decrease of $7.8 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs;
•
a decrease of $3.2 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials; and
•
a decrease of $1.0 million in lab supplies.

General and administrative expenses

General and administrative expenses were $42.5 million for the nine months ended September 30, 2024, compared to $37.7 million for the nine months ended September 30, 2023. The increase of approximately $4.9 million was primarily attributable to the following:

•
an increase of $4.2 million in employee-related expenses, including an increase of $3.7 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $0.1 million in professional services fees; and
•
an increase of $0.5 million in other general and administrative costs.

Other income

Change in fair value of success payment liability

During the nine months ended September 30, 2024, the $1.7 million change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock and was recorded to other income. During the nine months ended September 30, 2023, the $0.9 million change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock and was recorded to other income.

Interest and other income, net

The increase of $5.6 million in interest and other income, net for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to higher marketable securities balances and increased interest rates.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through September 30, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offerings, and our ATM equity offering program. As of September 30, 2024, we had $539.9 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under our collaboration agreements with Lilly and Vertex. During the nine months ended September 30, 2024, we received $5.0 million from Lilly due to the achievement of a research and development milestone under the Lilly Agreement. Our ability to earn the other milestone or other payments under our collaboration agreements and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

In July 2023, we sold and issued 1,552,795 shares of our common stock to Lilly in a private placement at a price of $19.32 per share for an aggregate purchase price of $30.0 million, or the Lilly Private Placement.

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

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock, with an aggregate offering price of up to $200.0 million. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-267578), which became effective on September 23, 2022. During the three months ended September 30, 2024, we did not make any sales under the Sales Agreement. During the nine months ended September 30, 2024, we sold 1,766,835 shares of our common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by us. As of September 30, 2024, we have sold an aggregate of 4,547,688 shares of common stock under the Sales Agreement for aggregate net proceeds of $86.0 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(116,847)	$(108,869)
Net cash provided by investing activities	45,330	36,583
Net cash provided by financing activities	24,046	35,194
Decrease in cash, cash equivalents and restricted cash	$(47,471)	$(37,092)

Operating activities

For the nine months ended September 30, 2024, net cash used in operating activities was $116.8 million, consisting primarily of our net loss of $148.7 million adjusted for non-cash items including $1.7 million associated with the fair value change in success payment liability and $10.3 million associated with the amortization of investment premiums. These amounts were partially offset by stock-based compensation of $32.8 million, non-cash lease expense of $5.4 million, depreciation expense of $5.1 million, and a net increase in changes in our operating assets and liabilities of $0.6 million.

For the nine months ended September 30, 2023, net cash used in operating activities was $108.9 million, consisting primarily of our net loss of $151.7 million, adjusted for non-cash items including $11.0 million associated with the amortization of investment premiums and $0.9 million associated with the fair value change in success payment liability. These amounts were partially offset by non-cash expenses including stock-based compensation of $25.9 million, depreciation expense of $3.9 million, non-cash lease expense of $5.0 million, and net changes in our operating assets and liabilities of $19.9 million.

Investing activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $45.3 million and consisted of maturities of marketable securities of $398.6 million, partially offset by purchases of marketable securities of $350.9 million and purchases of property and equipment of $2.3 million, primarily related to lab equipment.

For the nine months ended September 30, 2023, net cash provided by investing activities was $36.6 million and consisted of maturities of marketable securities of $438.5 million, partially offset by purchases of marketable securities of $394.8 million and purchases of property and equipment of $7.1 million, primarily related to lab equipment.

Financing activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $24.0 million, consisting primarily of net proceeds from the sale of our common stock under the Sales Agreement of $22.4 million, proceeds from exercises of stock options of $1.1 million and proceeds from the issuance of shares through our employee stock purchase plan of $0.5 million.

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

Specifically, our expenses will increase if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102 and our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201;
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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $539.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three and nine months ended September 30, 2024, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2024. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024 for more information on our potential payment obligations under our license agreements.

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

During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Recently adopted accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently adopted accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2024.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2024, we had cash and cash equivalents of $158.7 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of September 30, 2024, we also had marketable securities of approximately $381.2 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II ─ Other Information

Item 1. Legal proceedings

On August 27, 2024, a putative securities class action lawsuit captioned Oldroyd v. Verve Therapeutics, Inc., et. al., Case No. 1:24-CV-12218, was filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning the Company's pause in enrollment of the Heart-1 trial. The complaint seeks, among other things, unspecified damages, interest, attorneys’ fees, expert fees, and other costs. On October 28, 2024, plaintiff Thomas Oldroyd filed an unopposed motion to be appointed as lead plaintiff and to approve The Rosen Law Firm, P.A. as lead counsel.

We believe that we have strong defenses, and we intend to vigorously defend against this action. The lawsuit is in early stages, and, at this time, no assessment can be made as to the likely outcome or whether the outcome will be material to us.

Additionally, from time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operation and prospects because of defense and settlement costs, diversion of management resources and other factors.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $148.7 million for the nine months ended September 30, 2024 and $200.1 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $693.0 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with the Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, in July 2022 and with the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102 and our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201;
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

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Heart-2 clinical trial of VERVE-102 and ongoing Pulse-1 clinical trial of VERVE-201, and if we determine to resume enrollment, our Phase 1b clinical trial of VERVE-101, and any future clinical development of such product candidates;
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

As of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $539.9 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements through 2026. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, and conducting preclinical studies and clinical trials. We initiated our first clinical trial, our Heart-1 trial for VERVE-101, in July 2022, our second clinical trial, our Heart-2 trial for VERVE-102, in the second quarter of 2024, and our third clinical trial, our Pulse-1 trial for VERVE-201, in the fourth quarter of 2024. Our other research programs are still in the research stage of development, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

We are early in our clinical development efforts and we have not yet completed a clinical trial of any product candidate. In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in serum alanine aminotransferase, or ALT, and a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. The Heart-1 trial is expected to remain paused during the dose escalation portion of the Heart-2 trial evaluating VERVE-102. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development, marketing approval and eventual commercialization of our product candidates, which may never occur. We have not yet generated revenue from product sales, and we may never be able to develop or commercialize a marketable product.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which has initiated a Phase 3 trial of NTLA-2001, a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin, or ATTR, amyloidosis with polyneuropathy and for the treatment of ATTR with cardiomyopathy, and a Phase 3 trial of NTLA-2002, an in vivo CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary angioedema. Chroma Medicine, Inc. and Tune Therapeutics, Inc. use epigenetic editing, designed to target genes and control chromatin conformation by coupling a DNA-binding domain with epigenetic effector domains. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. For example, in April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. The Heart-1 trial is expected to remain paused during the dose escalation portion of the Heart-2 trial.

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

We are using LNPs to deliver our gene editors to the liver. LNPs have recently been used to deliver mRNA in humans, including the COVID-19 vaccines developed by Pfizer Inc., or Pfizer, and BioNTech SE and by Moderna, Inc., and LNPs are being used to deliver mRNA for therapeutic use in clinical trials. LNPs have the potential to induce liver injury and/or initiate a systemic inflammatory response, either of which could potentially be fatal. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We have completed a series of nonclinical studies as part of our investigation into such observed laboratory abnormalities, which were designed to isolate the potential role of the LNP in the laboratory abnormalities. Data from these studies continue to support our understanding that the LNP in VERVE-101 is likely the primary driver of the observed laboratory abnormalities.

Our LNPs could contribute, in whole or in part, to one or more of the following: liver injury, immune reactions, infusion reactions, complement reactions, opsonization reactions, antibody reactions including IgA, IgM, IgE or IgG or some combination thereof, or reactions to the polyethylene glycol, or PEG, from some lipids or PEG otherwise associated with the LNP. Certain aspects of our investigational medicines may induce immune reactions from either the mRNA or the lipid as well as adverse reactions within liver pathways or degradation of the mRNA or the LNP, any of which could lead to significant adverse events in one or more of our ongoing or future clinical trials. Some of these types of adverse effects have been observed for other LNPs. There may be uncertainty as to the underlying cause of any such adverse effects, which would make it difficult to accurately predict side effects in clinical trials and would result in significant delays in our programs.

Our proprietary GalNAc-LNPs, which we are utilizing in VERVE-102 and VERVE-201, are a novel delivery mechanism for delivery of gene editors to the liver and have not previously been studied in humans. Therefore, we cannot be certain that the laboratory abnormalities that we observed in the Heart-1 trial or other adverse events will not occur in our ongoing or future clinical trials utilizing novel delivery mechanisms.

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

From time to time, we may publish or report interim, preliminary or top-line results from our clinical trials. Interim results from clinical trials that we may complete, such as the interim data we reported from our Heart-1 trial of VERVE-101 in November 2023, April 2024, and October 2024 are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We have been conducting and plan to conduct additional clinical trials with one or more trial sites that are located outside the United States, including our Heart-1 trial of VERVE-101 which has been conducted at trial sites in New Zealand and the United Kingdom, and our Heart-2 trial of VERVE-102 and our Pulse-1 trial of VERVE-201. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780 from AstraZeneca which is being evaluated in an ongoing Phase 2 clinical trial.

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

We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including zodasiran, a siRNA targeting ANGPTL3 that was evaluated by Arrowhead Pharmaceuticals, Inc., or Arrowhead, in Phase 2 clinical trials of patients with HoFH and patients with mixed dyslipidemia but for which Arrowhead announced in June 2024 it would deprioritize development. In addition, Lilly is evaluating a siRNA targeting ANGPTL3 protein in a Phase 2 clinical trial in adults with mixed dyslipidemia, and in 2023, CRISPR initiated a Phase 1 clinical trial for CTX310, its gene editing program targeting ANGPTL3.

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

In addition, we currently rely on foreign third-party manufacturers, including those in China. Foreign third-party manufacturers may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material or services available to us, delay the procurement or supply of such material or services or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085) and the Senate has advanced a substantially similar bill, which legislation, if passed by the Senate and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies and authorizes the U.S. government to impose such restrictions on entities transacting with additional Chinese biotechnology companies as a condition of U.S. government contracts, grants and loan funding. The legislation passed by the House of Representatives contains a grandfathering provision that would prevent disruption to the provision of services or products furnished under contracts with the targeted biotechnology companies entered into before the effective date of the legislation until January 2032. It is possible some of our contractual counterparties could be impacted by this legislation.

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

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and adding price caps on annual out-of-pocket expenses, any of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA's Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, with oral arguments held in October 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

Plaintiffs' lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 19.5% of our common stock as of October 29, 2024. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. For example, we and certain of our officers have been named as defendants in a purported class action lawsuit. This proceeding and other similar litigation to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources. Furthermore, negative public announcements of the results of hearings, motions or other interim proceedings or developments could have a negative effect on the market price of our common stock.

We and certain of our officers have been named as defendants in a purported securities class action lawsuit. This lawsuit, and potential similar or related lawsuits or investigations, could result in substantial damages, divert management’s time and attention from our business, and have a material adverse effect on our results of operations. This lawsuit, and any other lawsuits or investigations to which we are subject, will be costly to defend or comply with and are uncertain in their outcome.

On August 27, 2024, a putative securities class action lawsuit captioned Oldroyd v. Verve Therapeutics, Inc., et. al., Case No. 1:24-CV-12218, was filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning the pause in enrollment of our Heart-1 trial. The complaint seeks, among other things, unspecified damages, interest, attorneys’ fees, expert fees, and other costs.

We cannot predict the outcome of this matter, and we intend to vigorously defend against this action. However, whether or not the claim is successful, litigation is often expensive and can divert management’s attention and resources from other business concerns, which could adversely affect our business.

We currently are not able to estimate the possible cost to us from this action, as the pending lawsuit is currently at an early stage, and we cannot be certain how long it may take to resolve the pending lawsuit or the possible amount of any damages that we may be required to pay. If we are ultimately required to pay significant defense costs, damages or settlement amounts, such payments could adversely affect our operations.

We may be the target of similar litigation or investigations in the future. The market price of our common stock has experienced and may continue to experience volatility, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities litigation. Any future litigation or investigation could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business. We maintain liability insurance; however, if any costs or expenses associated with pending lawsuits or any other litigation or investigation exceed our insurance coverage, we may be forced to bear some or all costs and expenses directly, which could adversely affect our business, financial condition, results of operations or stock price.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of September 30, 2024, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

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

VERVE THERAPEUTICS, INC.

Date: November 5, 2024	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer

Date: November 5, 2024	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer