Form 10-K
period 2024-12-31
Verve Therapeutics, Inc.
filed 2025-02-27
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $345.2 million based on the closing price of the registrant’s common stock on Nasdaq as of June 28, 2024, the last business day of the registrant’s most recently completed second quarter.

The number of shares of registrant’s common stock outstanding as of February 20, 2025 was 88,795,768.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that will be filed for the 2025 Annual Meeting of Stockholders which the registrant intends to file with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•
the timing, progress, design and conduct of our ongoing Heart-2 clinical trial, a Phase 1b clinical trial of VERVE-102, and our ongoing Pulse-1 clinical trial, a Phase 1b clinical trial of VERVE-201, including statements regarding the timing of enrollment and the period during which data or updates from such clinical trials is expected to become available;
•
the timing of initiation of the planned Phase 2 clinical trial for the PCSK9 program;
•
the opt-in decision, and timing thereof, for Eli Lilly and Company, or Lilly, for the PCSK9 program;
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
•
the timing, progress and conduct of our preclinical studies;
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
•
our ability to establish and maintain collaborations, including our collaboration with Lilly; and
•
the potential impact of public health epidemics or pandemics and of global economic and political developments, including fluctuations in inflation and interest rates, on our business, operations, strategy and goals.

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
•
In vivo gene editing, including base editing, is a novel technology in a rapidly evolving field that is not yet clinically validated as being safe and efficacious for human therapeutic use. The approaches we are taking to discover and develop novel therapeutics are unproven and may never lead to marketable products. We are focusing our research and development efforts for our lead, clinical-stage programs on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing and we may not be able to access or use those technologies, which could materially harm our business;
•
We are also developing new gene editing technologies and may not be successful in doing so;
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

PART I

Item 1. Business.

Overview

We are a clinical-stage company developing a new class of genetic medicines for cardiovascular disease, or CVD, with the potential to transform treatment from chronic therapies to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. We are developing a pipeline of gene editing programs targeting the three lipoprotein pathways that drive atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD: low-density lipoprotein, or LDL, triglyceride-rich lipoproteins, and lipoprotein(a), or Lp(a). Our lead, clinical-stage programs target the PCSK9 and ANGPTL3 genes which have been extensively validated as targets for lowering LDL cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetime of patients with or at risk for ASCVD.

Our approach leverages multiple breakthroughs in 21st century biomedicine—human genetic analysis, gene editing, messenger RNA, or mRNA, -based therapies and lipid nanoparticle, or LNP, delivery—to target genes that are predominantly expressed in the liver in order to disrupt the production of proteins that can cause ASCVD. We are advancing a pipeline of single-course in vivo gene editing programs, each designed to mimic natural disease resistance mutations and turn off specific genes in order to lower blood lipids, thereby reducing the risk of ASCVD. We intend to initially develop our lead, clinical-stage programs for the treatment of patients with familial hypercholesterolemia, or FH, an inherited disease that causes life-long severely elevated blood LDL-C, leading to increased risk of early-onset ASCVD, and ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies. If our programs are successful in these patient populations, we believe they could also provide a potential treatment for the broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure.

Our PCSK9 program

VERVE-102 and VERVE-101, our product candidates targeting PCSK9, are designed to permanently turn off the PCSK9 gene in the liver. PCSK9 is a highly validated target that plays a critical role in controlling blood LDL-C through its regulation of the LDL receptor, or LDLR. Reduction of PCSK9 protein in the blood improves the ability of the liver to clear LDL-C from the blood. VERVE-102 and VERVE-101 utilize LNP-mediated delivery to target the liver and base editing technology to make a single DNA base pair change at a specific site in the PCSK9 gene in order to disrupt PCSK9 protein production. VERVE-102 and VERVE-101 use the same base editor and guide RNA, or gRNA for PCSK9. Where VERVE-101's LNP is designed to access liver cells using only the LDLR, VERVE-102 uses a proprietary GalNAc-LNP that is designed to allow the LNP to access liver cells using either the asialoglycoprotein receptor, or ASGPR, or the LDLR.

VERVE-102 is being evaluated in the Heart-2 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-102 in adult patients with heterozygous familial hypercholesterolemia, or HeFH, and/or premature coronary artery disease, or CAD, who require additional lowering of LDL-C, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design and is expected to include four dose cohorts, each comprised of three to nine participants with HeFH and/or premature CAD. Dosing has been completed or is ongoing in participants across the first three dose cohorts, 0.3 mg/kg, 0.45 mg/kg, and 0.6 mg/kg, in the Heart-2 trial. We plan to announce demographic and initial safety and efficacy data from the participants across the first three dose cohorts, with at least 28 days of follow-up for each participant, from the Heart-2 trial in the second quarter of 2025. We expect to report the final data for the dose escalation portion of the Heart-2 trial in the second half of 2025.

VERVE-101 was being evaluated in the Heart-1 trial, an open-label Phase 1b clinical trial with trial endpoints of safety and tolerability as well as changes in blood PCSK9 protein and LDL-C levels in patients living with HeFH, established ASCVD and uncontrolled hypercholesterolemia. However, in April 2024, we announced that we had paused enrollment in the Heart-1 trial and we expect enrollment to remain paused during the dose escalation portion of the Heart-2 trial.

We expect to provide an update on the PCSK9 program in the second quarter of 2025 and we plan to initiate the Phase 2 clinical trial for the PCSK9 program in the second half of 2025.

Our ANGPTL3 program

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. Inhibition of ANGPTL3 protein has been shown to reduce LDL-C and triglyceride levels through a mechanism distinct from that of PCSK9. We plan to develop VERVE-201 for the treatment of ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies, potentially including PCSK9 inhibitors, as well as patients with homozygous familial hypercholesterolemia, or HoFH, a rare and often fatal inherited cause of premature ASCVD characterized by extremely high blood LDL-C levels. For VERVE-201, we are utilizing our proprietary GalNAc-LNP delivery technology.

VERVE-201 is being evaluated in the Pulse-1 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-201 in adult patients with refractory hypercholesterolemia, with additional analyses for pharmacokinetics and changes in blood ANGPTL3 protein and LDL-C levels. The Pulse-1 trial is a single-ascending dose study that has an adaptive design. We expect to provide an update on the ANGPTL3 program in the second half of 2025.

Our LPA program

VERVE-301, our development candidate targeting LPA, uses a novel, in vivo gene editing approach designed to permanently turn off the LPA gene in the liver to reduce blood Lp(a) levels. VERVE-301 is being developed in collaboration with Eli Lilly and Company, or Lilly, under a research collaboration agreement. Lp(a) is a genetically validated, independent risk factor for ASCVD, ischemic stroke, thrombosis, and aortic stenosis. This increased risk is most pronounced in individuals with very high Lp(a) concentrations (e.g., ≥ 125 nmol/L). For VERVE-301, we are utilizing our proprietary GalNAc-LNP delivery technology.

We are conducting preclinical studies to support regulatory filings for the initiation of clinical development of VERVE-301.

Our pipeline

We are focused on building the preeminent company developing gene editing medicines to treat patients with ASCVD. We intend to leverage the expertise and capabilities of our team to expand our pipeline beyond PCSK9, ANGPTL3 and LPA and apply our single-course gene editing approach to additional in vivo liver gene editing treatments. The following graphic summarizes our pipeline of programs:

1.
As of April 2, 2024, Verve has paused enrollment of the Heart-1 Phase 1b trial of VERVE-101 and is prioritizing Phase 1 clinical development of VERVE-102.

Transforming cardiovascular care

Despite advances in treatment over the last 50 years, CVD remains a global epidemic. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. CVD remains the leading cause of death worldwide, responsible for nearly one in three deaths according to the World Health Organization. It is also a leading contributor to reductions in life expectancy and is one of the most expensive health conditions in the United States. CVD costs the U.S. healthcare system more than $400 billion per year in annual costs and lost productivity. Our goal is to disrupt the chronic care model for CVD by providing a new single-course gene editing treatment.

In ASCVD, the most common form of CVD, cholesterol drives the development of atherosclerotic plaque, a mixture of cholesterol, cells and cellular debris in the wall of a blood vessel that results in the hardening of the arteries. High cumulative life-long exposure to blood cholesterol, which is carried in three distinct types of blood carrier complexes known as LDL, triglyceride-rich lipoproteins, or Lp(a), is a root cause of ASCVD. Each of these three lipoproteins represents an independent pathway of risk for ASCVD, and we believe that concurrently reducing the blood lipids carried in one or more of these pathways should provide additive benefit for the treatment of ASCVD.

The relationship between lowering of cumulative LDL-C exposure and reduction in the risk of ASCVD is among the best understood relationships in medicine. Human genetic studies have shown that those with FH, an inherited disease, have life-long severely elevated blood LDL-C, which can lead to increased risk of early-onset ASCVD. Conversely, individuals born with resistance mutations that turn off a cholesterol-raising gene expressed in the liver, such as PCSK9, have life-long low levels of LDL-C and rarely suffer from ASCVD. These insights point to the importance of early aggressive treatment to reduce LDL-C exposure over a patient’s lifetime. For patients with established ASCVD, such as those who have previously suffered a heart attack, clinical treatment guidelines published by the American Heart Association, or AHA, and American College of Cardiology, or ACC, recommend lowering blood LDL-C to a goal of less than 70 mg/dL, and the European Society of Cardiology recommends lowering blood LDL-C to a goal of less than 55 mg/dL. If blood LDL-C is maintained low enough for long enough, the risk of a first ASCVD event, including a heart attack, can be dramatically reduced. Studies have shown that lowering LDL-C by 39 mg/dL for five years in patients with established ASCVD reduces the risk of a further ASCVD event by 21%, whereas a similar degree of LDL-C difference over a lifetime reduces the risk of a first ASCVD event by up to 88%.

Current treatment approaches to lower LDL-C utilize continuous, life-long treatment, and due to the limitations of this chronic care model, cumulative exposure to LDL-C for many patients with ASCVD remains insufficiently controlled. The most common treatment for patients with ASCVD is daily statin pills in combination with recommended therapeutic lifestyle changes. There are several non-statin daily pills, including ezetimibe, bile acid sequestrants and bempedoic acid, that may be used alone or added sequentially to statin treatment in order to help patients with ASCVD reach recommended LDL-C goals. There are also two commercially approved monoclonal antibodies, or mAbs, evolocumab and alirocumab, that target and bind to PCSK9 protein and are typically administered via injection twice per month. In addition, inclisiran, a commercially approved small interfering RNA, or siRNA, which is subcutaneously administered twice per year, inhibits the synthesis of PCSK9 within liver cells. In clinical trials for these commercially approved PCSK9-targeting therapies, these therapies demonstrated effective mean LDL-C lowering ranging from 40-60% from baseline in patients with HeFH. However, studies have shown that there are high rates of treatment discontinuation, gaps in treatment, and suboptimal adherence to the treatment regimen for the approved therapies, including two studies which showed that 50% of patients or fewer remained on treatment with PCSK9 inhibitor mAbs or statins over four years. Incomplete adherence to treatment may result in significant oscillation in blood LDL-C levels over a patient's lifetime.

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
•
Designed and optimized approach to reduce or avoid safety risks: To optimize the safety profile of our gene editing programs, we utilize non-viral LNP delivery of a gene editor to the liver, including our proprietary GalNAc-LNP delivery technology, due to the potentially superior safety profile of LNPs compared with available viral delivery approaches, specifically the minimization of genome integration risk and immunogenicity. In addition, we use base editing for our PCSK9 and ANGPTL3 programs, which enables highly precise editing at the single base pair level of the specified gene target. Gene editing has the potential to avoid random gene insertions that occur with viral vector gene therapy DNA construct. Base editing may also minimize the risk of unwanted DNA modifications associated with double-stranded breaks from nuclease-based editing approaches. Finally, we extensively screen pairs of gene editors with gRNA in human cells, mice and non-human primates, or NHPs, to maximize the likelihood that our gene editing programs will have limited or no off-target editing effects.
•
A suite of complementary single-course gene editing treatments to broadly reduce blood lipids and ASCVD risk: We are focused on targeting distinct pathways implicated in elevated blood lipid levels and related ASCVD risk. VERVE-102 and VERVE-101 are designed to target the PCSK9 gene, a validated regulator of blood LDL-C levels. VERVE-201 is designed to target the ANGPTL3 gene, a regulator of both LDL-C and triglycerides that contributes to ASCVD risk independent of the PCSK9 pathway. VERVE-301 is designed to target the LPA gene, the primary determinant of blood Lp(a) levels.
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

Our strategy

We are executing a strategy with the following key elements:

•
Employ a stepwise approach to realize the full potential of our PCSK9 and ANGPTL3 programs. We are pioneering a new approach with single-course gene editing medicines aimed at transforming the care of patients with or at risk for ASCVD. We are initially developing VERVE-102 and VERVE-101 for the treatment of HeFH, an inherited cardiovascular disease that causes life-long elevated LDL-C levels and leads to early-onset ASCVD. We plan to develop VERVE-201 for the treatment of ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies, potentially including PCSK9 inhibitors, as well as patients with HoFH, a rare and often fatal inherited cause of premature ASCVD characterized by extremely high blood LDL-C levels. If we successfully develop these product candidates for these patient populations, we believe they could also be used to treat the broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe these treatments could be potentially developed for administration to people at risk for ASCVD as a preventative measure.
•
Expand our pipeline of gene editing treatments within ASCVD and beyond to additional CVD indications. We are expanding beyond our PCSK9 and ANGPTL3 programs with other research and discovery programs, including one directed at Lp(a), another root cause of ASCVD, using a novel gene editor, VERVE-301, designed to target the LPA gene. We intend to develop a suite of single-course gene editing medicines that address additional root causes of ASCVD. We believe our approach may be applicable to additional CVD indications with high unmet need driven by mutations in target genes expressed in the liver.
•
Expand, develop and commercialize our portfolio of single-course in vivo gene editing programs through strategic relationships. We aim to leverage our technical expertise and capabilities with respect to gene editing to attract and cultivate strategic relationships that facilitate our ability to bring differentiated product candidates to patients. In October 2023, Lilly acquired certain product rights under our Amended and Restated Collaboration and License Agreement, or the ARCLA, with Beam Therapeutics Inc., or Beam, including the right to opt-in to share development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States for our PCSK9 and ANGPTL3 programs. In June 2023, we entered into an exclusive, five-year global research collaboration with Lilly focused on advancing our in vivo gene editing Lp(a) program. We may enter into additional collaborations intended to develop and/or commercialize novel in vivo gene editing programs for targets of interest.
•
Leverage our expertise and access to multiple gene editing technologies to determine the best editing technology for the target of interest. We believe that the deep expertise of our team in human genetics, gene editing technologies, computational biology, mRNA biology, off-target analysis and genetic medicine delivery modalities combined with multiple in-licensed gene editing technologies, including base editing and CRISPR nucleases, positions us to be able to develop single-course gene editing medicines designed to make a precise, predictable and permanent change in a target gene for the treatment of ASCVD. In addition to using base editing technology for our PCSK9 and ANGPTL3 programs, we are developing novel gene editing technology for our LPA program and other pipeline programs. For each new target, our expertise allows us to systematically evaluate multiple gene editing technologies to identify the optimal approach based on potential efficacy and safety.
•
Advance LNP delivery technology leveraging both external as well as internal LNP capabilities to deliver gene editors to the liver. On a target-by-target basis, we evaluate the best options for non-viral LNP delivery from our external partnerships or our internal LNP discovery platform. For VERVE-102, VERVE-201, and VERVE-301, we have a license under certain lipid technology patents from Novartis Pharma AG, or Novartis, and for VERVE-101, we have licensed lipid technology from Acuitas Therapeutics, Inc., or Acuitas. Additionally, our internal team’s expertise in biodegradable LNP chemistry, formulation and manufacturing has enabled us to develop and screen potent, liver-directed LNPs, including novel liver-targeting GalNAc-LNPs, which may offer superior delivery in certain CVD patient populations and are being used to deliver VERVE-102 and VERVE-201 in patients.
•
Develop manufacturing capabilities to produce in vivo gene editing medicines at scale. We are currently working with Good Manufacturing Practice, or GMP, vendors to produce all components of our product candidates for our clinical trial batches. We have also developed proprietary production processes designed to yield high-purity and high-quality mRNA, gRNA, and LNP that are crucial for in vivo liver editing applications. We are continuing to invest in process development capabilities for efficient and scalable mRNA, gRNA, lipid, and LNP production in order to fulfill our vision of delivering gene editing medicines to millions of patients with CVD.
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

Editor selection

We selected gene editing as the core technology to develop our single-course gene editing treatments for ASCVD because we believe it offers the potential for durability of effect and versatility in the type of genetic modification compared to other genetic medicine approaches, including gene therapy and RNA therapeutics. We have access to multiple gene editing technologies through in-licensed technology including base editing and CRISPR nucleases. We are also developing new gene editing technologies. We believe having the flexibility to apply different gene editing technologies to different single-course treatments for ASCVD enables us to identify the best potential option for any given therapeutic application.

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

Through the ARCLA, we have access to two different types of base editors—adenine base editors, or ABEs, and cytosine base editors, or CBEs, each of which has a modified Cas9 protein bound to a gRNA, retaining the ability to target a genomic sequence, yet avoiding double-stranded DNA breaks. The base editors are distinguished by the kind of deaminase, the base editing enzyme that carries out the chemical modification, that is fused to Cas9. The deaminase makes a predictable chemical modification, called deamination, of the amine group on either an adenine, or A, base or a cytosine, or C, base.

For our PCSK9 and ANGPTL3 product candidates, we are using an ABE to permanently convert an A:T base pair to a G:C base pair. This single base pair change at the specific site within the PCSK9 or ANGPTL3 gene alters the gene in such a way that no functional PCSK9 or ANGPTL3 protein is made, disrupting its role in maintaining elevated levels of circulating blood lipids.

As CRISPR-Cas editing and base editing may not be the optimal editing technology for certain targets, we are also developing novel gene editors for our LPA program and other pipeline programs.

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
•
transient expression of the editing protein, allowing more control over the editing process, and rapid completion of the editing process within days, minimizing immunogenicity;
•
absence of DNA or viral components, avoiding exogenous DNA capable of inserting into the genome;
•
rapid degradation of drug product within one to two weeks, supporting the potential for long-term safety;
•
known, manageable infusion-related side effects; and
•
cost-effective manufacturing with potential to efficiently scale to reach millions of patients.

On a target-by-target basis, we evaluate the optimal LNP delivery options from either external partnerships or our internal LNP discovery platform. For VERVE-102, VERVE-201, and VERVE-301, we have a license to Novartis' lipid technology patents and are using our proprietary GalNAc-LNP technology for delivery. For VERVE-101, we have licensed lipid technology from Acuitas.

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
•
improved stability.

We believe that our internal LNP discovery platform will yield improvement in our product candidates for current and future programs. Prior to nominating each of our product candidates, we used a rigorous process to optimize preclinical safety and efficacy. For VERVE-102 and VERVE-201, we performed a number of studies evaluating precursor formulations of the gene-targeted base editor as well as multiple precursor formulations of our proprietary GalNAc-LNPs to deliver the editor. We are continuing to invest and build out capabilities in the development of novel and optimized GalNAc-targeting ligands, optimal lipid anchors, optimal compositions and ratios of LNP components, and optimal processes of addition and LNP formulation with targeting ligands. We believe GalNAc provides a delivery platform for patients with both forms of FH and potentially may be applicable in other applications, such as VERVE-301, where liver-directed delivery is advantageous.

Single-course therapy

We are designing our single-course gene editing treatments to be administered as single-dose regimens through intravenous infusion, which is supported by data generated in our preclinical studies in NHPs. However, an advantage of using LNPs is the potential for split-dosing. In the case of our gene editing programs, we may elect to dose patients using a single, short course consisting of a limited number of split doses over a short period of time to potentially improve safety, efficacy or both. In patients who may not receive an adequate therapeutic effect with a single course of treatment, our approach may enable the option to re-dose. This is in contrast to viral vectors, which face safety and efficacy challenges with re-dosing. Patisiran, an approved LNP-encapsulated siRNA, is chronically administered without safety and efficacy concerns for patients with transthyretin amyloidosis. Additionally, in other gene editing clinical trials, a sponsor has re-dosed patients without any reported safety or efficacy concerns.

The value of a single-course gene editing treatment will be determined by the safety, potency and durability of its desired effect. We believe a single-course treatment with our PCSK9, ANGPTL3 and LPA programs could durably lower LDL-C or Lp(a), as applicable, throughout the lifetime of patients with or at risk for ASCVD. Our gene editing treatments are designed to make a permanent change in the DNA of liver cells, by turning off the PCSK9, ANGPTL3 and LPA genes, as applicable. Since liver cells turn over predominantly through division of mature hepatocytes that themselves will carry the PCSK9, ANGPTL3 or LPA edit, we believe that the efficacy resulting from such edit will be durable.

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

We are currently working with GMP vendors to produce all components of our product candidates for our clinical trial batches and preclinical studies. These include plasmid DNA preparation, mRNA production via in vitro transcription reactions, gRNA synthesis via solid state synthesis, lipid synthesis and LNP formulation and fill finish. Working closely with these vendors, we have successfully executed batches at clinical scale.

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

Familial hypercholesterolemia: our initial focus for our single-course gene editing treatments

We are developing our PCSK9 and ANGPTL3 programs initially for the treatment of patients with FH, which is an inherited disease leading to life-long severely elevated blood LDL-C and increased risk of early-onset ASCVD. Individuals with FH often harbor one mutant allele and are thereby genetically heterozygous for the disease, known as HeFH, or two mutated alleles and are therefore genetically homozygous for the disease, known as HoFH. HoFH is typically more severe than HeFH. We are also developing our ANGPTL3 program for the treatment of ASCVD patients with refractory hypercholesterolemia, a subset of whom may have been diagnosed with FH.

Men and women with untreated HeFH typically have LDL-C levels ranging from approximately 200 to 400 mg/dL and develop ASCVD before age 50 and 60, respectively. The estimated prevalence of HeFH is roughly one in 250, which translates to about 1.4 million patients in the United States and 2.1 million patients in the European Union and the United Kingdom. Men and women with HoFH have LDL-C levels above 500 mg/dL and typically develop ASCVD before the age of 20 and, without intervention, die before age 30. The estimated prevalence of HoFH is roughly one in 250,000, which translates to about 1,300 patients in the United States and 2,700 patients in the European Union and the United Kingdom. For refractory hypercholesterolemia, there are approximately 2.0 million patients in the United States and 2.0 million patients in the European Union and United Kingdom.

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

Our PCSK9 program

Our product candidates, VERVE-102 and VERVE-101, are designed to each be a single-course in vivo gene editing treatment targeting the PCSK9 gene. We are strategically developing VERVE-102 and VERVE-101 initially in patients with HeFH, recognizing that the unmet need is highest in those patients and the benefit-risk profile may be more favorable. We are also evaluating VERVE-102 in patients with premature CAD who experience cholesterol-driven blockage of coronary arteries early in life and are at high risk of further complications. If successful, we plan to expand in later stage clinical development into a broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure.

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

We believe the human genetic studies and the human pharmacologic studies with PCSK9 inhibitors provide substantial evidence that targeting PCSK9 is a potentially safe and effective approach to lower LDL-C and reduce ASCVD risk.

VERVE-102 and VERVE-101

VERVE-102 and VERVE-101 each consist of an LNP encapsulating an mRNA encoding an ABE and a gRNA. Where VERVE-101's LNP is designed to access liver cells using the LDLR, VERVE-102 is delivered using a different, proprietary GalNAc-LNP delivery technology which is designed to allow the LNP to access liver cells using either the ASGPR or the LDLR. Each of VERVE-102 and VERVE-101 are designed to be infused intravenously into the patient and then accumulate in the liver. Once in the liver, VERVE-102 and VERVE-101 are brought into hepatocytes and escape into the cytoplasm where the base editor protein is transiently expressed. The gRNA then binds to the base editor protein, and the complex is carried into the nucleus to locate the gene target specified by the 20-nucleotide spacer sequence of the gRNA. The ABE binds to the DNA and makes a single A-to-G spelling change at the target site, thereby turning off the PCSK9 gene. The ABE mRNA construct is codon-optimized and contains chemical modifications to reduce the potential for mRNA-mediated immune responses. The gRNA sequence has several chemical modifications to enhance in vivo stability to endonucleases and exonucleases.

We have conducted extensive nonclinical and preclinical studies across multiple animal models supporting the development of VERVE-102 and VERVE-101. These studies demonstrated effective in vivo liver gene editing and significant PCSK9 protein and LDL-C reductions, no significant off-target editing, and no evidence for germline transmission.

Heart-2 clinical trial

The Heart-2 clinical trial is designed to evaluate the safety and tolerability of VERVE-102 administration in adult patients with HeFH and/or premature CAD, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design and is expected to include four dose cohorts, each comprised of three to nine participants with either HeFH or premature CAD. We have received regulatory clearances for the Heart-2 trial in the United Kingdom, Canada, Australia, New Zealand and Israel.

Dosing has been completed or is ongoing in participants across the first three dose cohorts, 0.3 mg/kg, 0.45 mg/kg, and 0.6 mg/kg, in the Heart-2 trial. As of a cut-off date of February 13, 2025, VERVE-102 has been well-tolerated, with no treatment-related serious adverse events and no clinically significant laboratory abnormalities observed.

We expect to provide demographic and initial safety and efficacy data from participants across the first three dose cohorts, with at least 28 days of follow-up for each participant, from the Heart-2 trial in the second quarter of 2025. We expect to report the final data for the dose escalation portion of the Heart-2 trial in the second half of 2025.

Heart-1 clinical trial

The Heart-1 clinical trial is designed to evaluate the safety and tolerability of VERVE-101 administration in patients with HeFH who have established ASCVD and uncontrolled hypercholesterolemia, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. A total of 13 participants have been dosed in the trial in New Zealand and the United Kingdom.

In November 2023, we presented interim data from the first 10 participants in the Heart-1 trial, with a data cut-off date of October 16, 2023, at the American Heart Association Scientific Sessions 2023. Following a single infusion of VERVE-101, dose-dependent reductions in pharmacodynamic measures of blood PCSK9 protein levels and LDL-C, a validated measure of clinical efficacy for this patient population, were observed one month after treatment. The initial safety profile observed in the Heart-1 trial as of the data cut-off date supported continued development of VERVE-101, and the adverse events were consistent with the severe, advanced ASCVD patient population enrolled. VERVE-101 was well-tolerated in the two lower dose cohorts, with no treatment-related adverse events observed. In the two higher dose cohorts, treatment-related adverse events were observed, including transient, mild or moderate infusion reactions and transient, asymptomatic increases in liver transaminases with mean bilirubin levels below the upper limit of normal. Two participants experienced serious adverse events, which were each cardiovascular events in the context of severe underlying ASCVD. One participant dosed in the 0.45 mg/kg cohort experienced a myocardial infarction (Grade 3) the day after treatment. The event was considered potentially related to treatment due to the proximity to dosing. All safety events were reviewed with the independent DSMB who recommended continuation of trial enrollment with no protocol changes required.

In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in serum alanine aminotransferase as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the 13th participant dosed in the trial. We have completed a series of nonclinical studies as part of our investigation into such observed laboratory abnormalities. In order to isolate the role of the LNP and determine whether the laboratory abnormalities observed in the Heart-1 trial were due to the LNP delivery system, these studies used a version of VERVE-101 with a non-targeting guide RNA designed to preclude base editing. Data from these studies support our understanding that the LNP in VERVE-101 is likely the primary driver of the observed laboratory abnormalities.

In October 2024, we presented additional interim data from the Heart-1 trial, with a data cut-off date of October 3, 2024, at the European Society of Cell and Gene Therapy 31st Annual Congress. Mean, time-averaged PCSK9 protein reductions of greater than 60% were observed in each of the two higher dose cohorts, 0.45 mg/kg and 0.6 mg/kg. Mean, time-averaged LDL-C reductions of 42% at 0.45 mg/kg (n=6) and time-averaged LDL-C reduction of 57% at 0.6 mg/kg (n=1) were observed. The mean reductions in LDL-C and PCSK9 protein were based on time-averaged reductions from day 28 through last available follow up, as of the data cut-off date. The LDL-C and PCSK9 protein observations from one participant dosed in the 0.45 mg/kg were not included in this time-averaged analysis after the participant changed their lipid lowering therapy from baseline. In the single participant in the highest dose cohort of 0.6 mg/kg, LDL-C reduction had been sustained out to 18 months after a single dose. No new treatment related adverse events had occurred since the April 2024 announcement.

Enrollment in the Heart-1 trial is expected to remain paused during the dose escalation portion of the Heart-2 trial. The VERVE-101 investigational new drug application and other clinical trial applications remain active.

We expect to provide an update on the PCSK9 program in the second quarter of 2025. We plan to initiate the Phase 2 clinical trial for the PCSK9 program in the second half of 2025.

Under the ARCLA, Lilly holds the right to opt-in to share worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States for the PCSK9 program. We plan to deliver the opt-in data package for the PCSK9 program and receive a decision from Lilly in the second half of 2025.

Our ANGPTL3 program

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. We plan to develop this program for the treatment of ASCVD patients with refractory hypercholesterolemia as well as patients with HoFH. Ultimately, we believe that VERVE-201 may also be useful to people at risk for ASCVD as a preventative measure.

VERVE-201 utilizes our proprietary GalNAc-LNP delivery technology to deliver a base editor targeting the ANGPTL3 gene to the liver. In patients with HoFH, delivery of base editors with standard LNPs to the liver is challenging due to the deficiency of LDLR, which is known to mediate LNP uptake. Incorporating a GalNAc ligand into our proprietary LNP allows the LNP to bind to ASGPR in the liver in addition to, or in the absence of, LDLR, thereby enabling uptake into the liver in HoFH patients.

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

Pulse-1 clinical trial

The Pulse-1 trial is designed to evaluate the safety and tolerability of VERVE-201 administration in adult patients with refractory hypercholesterolemia who require additional lowering of LDL-C despite treatment with maximally tolerated standard of care therapies, potentially including PCSK9 inhibitors, with additional analyses for pharmacokinetics and changes in blood ANGPTL3 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design.

We received regulatory clearances to initiate the Pulse-1 trial, including in Australia, Canada, and the United Kingdom, and dosed our first participant with refractory hypercholesterolemia in the Pulse-1 trial in the fourth quarter of 2024. We expect to provide an update on the ANGPTL3 program in the second half of 2025.

Preclinical studies

In our preclinical studies, we evaluated multiple LNP formulations with a view to enabling treatment of patients with all forms of FH, as well as multiple editor and gRNA options. In preclinical data generated to date, we have observed the following:

•
development of a proprietary GalNAc-targeting ligand that when added to an LNP is capable of delivering a base editor to the liver independent of the LDLR status in mice;
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
•
dose-responsive mean whole liver ANGPTL3 gene editing of 55% and 63% and mean blood ANGPTL3 protein reduction from baseline of 89% and 96% in wild-type NHPs following administration at doses of 1.5 mg/kg (n=6) and 3.0 mg/kg (n=16) out to six months following treatment, with durable mean blood ANGPTL3 protein reduction from baseline of 92% at 3.0 mg/kg (n=10) out to 22 months following treatment;
•
transient, mild elevations in liver function tests following administration of VERVE-201cyn to NHPs that resolved within two weeks; and
•
no detectable off-target editing in primary human hepatocytes after evaluation at any of approximately 3,000 potential off-target sites.

Our LPA Program

VERVE-301, our development candidate targeting LPA, is designed to permanently turn off the LPA gene in the liver. Lp(a) is a LDL-like particle with apolipoprotein B covalently linked to apolipoprotein(a) that is produced in the liver and circulates in the blood. We plan to develop this program initially for patients with ASCVD and high circulating Lp(a) concentrations. In June 2023, we entered into a research and collaboration agreement with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing our LPA program.

VERVE-301 utilizes our proprietary GalNAc-LNP delivery technology to deliver a novel gene editor targeting the LPA gene to the liver. We are conducting preclinical studies to support regulatory filings for the initiation of clinical development of VERVE-301.

LPA as a target

The LPA gene target was prioritized based on epidemiologic, human genetic, and pharmacologic studies that have established Lp(a) as an important causal and modifiable driver of risk for ASCVD, ischemic stroke, thrombosis, and aortic stenosis. This increased risk is most pronounced in individuals with very high Lp(a) concentrations (e.g., ≥ 125 nmol/L). An estimated 25% of ASCVD patients have a Lp(a) concentration above this threshold. Lp(a) concentrations are determined almost entirely by inheritance – lifestyle changes, such as diet and exercise, have minimal to no impact on reducing Lp(a) levels, and there are currently no therapies approved for the treatment of elevated Lp(a).

Both human genetics and pharmacologic studies have validated the potential efficacy and safety of a Lp(a)-reducing medicine. DNA variants in one or both copies of the LPA gene that cause increased circulating Lp(a) are among the strongest inherited drivers of risk for ASCVD as well as certain heart valvular diseases (e.g., aortic stenosis). By contrast, there are other naturally occurring loss-of-function mutations in one or both copies of the LPA gene that are associated with lower Lp(a) levels and protection from these conditions and no apparent adverse health consequences.

In addition to these human genetic studies, recent human pharmacologic studies of investigational therapies targeting Lp(a) expression in the liver have shown that they can potently lower circulating Lp(a) concentrations by greater than 80%. The potential for these medicines to lower the risk of recurrent ASCVD events in patients with high Lp(a) is being tested in ongoing cardiovascular outcomes trials of the antisense oligonucleotide pelacarsen and the siRNAs olpasiran and lepodisiran.

We believe that these prior studies—alongside our experience in developing in vivo genome editing medicines to treat ASCVD—provide substantial evidence for the potential utility of a single-course medicine to lower Lp(a) in a patient population with both high risk and high unmet need.

Sequential dosing

We believe that patients with very high LDL-C levels or patients with hyperlipidemia that also have high LDL-C levels and high triglyceride levels may benefit from treatment with gene editing medicines that target two lipid pathways, such as PCSK9 and ANGPTL3. We conducted a 90-day preclinical study in four NHPs to assess the potential for sequential dosing of our base editors. In this study, we dosed 1.0 mg/kg of a VERVE-101 precursor on day 1, followed by a 1.0 mg/kg dose of a VERVE-201 precursor on day 30. We observed a substantial reduction of plasma protein levels of both PCSK9 and ANGPTL3 following sequential dosing. We measured PCSK9 editing by liver biopsy on day 15 and observed an average of 71% editing. We measured ANGPTL3 editing by liver biopsy on day 45 and observed an average of 52% editing. We conducted a liver necropsy on day 90 and observed an average of 69% PCSK9 editing and 63% ANGPTL3 editing. We also monitored plasma PCSK9 and ANGPTL3 protein levels during the study and observed a greater than 90% reduction of plasma PCSK9 protein after the first dose and a greater than 90% reduction of plasma ANGPTL3 protein after the second dose, and observed similar reductions at the end of the study. These data suggest that sequential dosing of a PCSK9 base editor followed by an ANGPTL3 base editor has the potential to edit two genes that control two key lipid pathways.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a mAb marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a siRNA marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. Lib Therapeutics Inc. has submitted a biologics license application for lerodalcipeb, its PCSK9 inhibitor administered monthly by subcutaneous injection, which has been evaluated through a Phase 3 clinical trial in patients with CVD or at very high or high risk for CVD including patients with HeFH and HoFH. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780 from AstraZeneca, which is being evaluated in an ongoing Phase 2 clinical trial.

We are aware of other gene editing and epigenetic editing programs targeting PCSK9 in preclinical and clinical development. For example, in November 2024, Scribe Therapeutics announced preclinical data for its preclinical stage epigenetic editing program targeting PCSK9. In addition, YolTech Therapeutics has announced clinical development plans for YOLT-101, its single-course in vivo liver base editing product candidate targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron as EVKEEZA®, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including zodasiran, a siRNA targeting ANGPTL3 for which Arrowhead plans to initiate a Phase 3 trial in patients with HoFH in the second quarter of 2025. In addition, Lilly is evaluating solbinsiran, a siRNA targeting ANGPTL3 protein, in a Phase 2 clinical trial in adults with mixed dyslipidemia, Regeneron is evaluating ALN-ANG3, a siRNA targeting ANGPTL3 protein, in a Phase 1 clinical trial, and CRISPR is evaluating CTX310, its gene editing program targeting ANGPTL3, in a Phase 1 clinical trial in patients with mixed dyslipidemia, HoFH, HeFH, and severe hypertriglyceridemia.

Several investigational medicines designed to reduce Lp(a) are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with elevated Lp(a) and CVD, with results expected in the first half of 2026. Olpasiran is an investigational siRNA medicine targeting Lp(a) licensed by Amgen from Arrowhead, which was shown to lower Lp(a) concentrations in patients with established ASCVD and elevated Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and elevated Lp(a) is being evaluated in the Phase 3 OCEAN(a) trial, which was initiated in 2022 with plans for study completion in 2026. Lepodisiran is a GalNAc-conjugated siRNA being evaluated by Lilly in a Phase 3 clinical trial and muvalaplin is an orally administered small molecule for which Lilly announced results from a Phase 2 clinical trial in November 2024. In addition, zerlasiran is an investigational siRNA medicine that Silence Therapeutics plc, or Silence Therapeutics, evaluated in a Phase 2 trial of patients with elevated Lp(a) concentrations and high risk for ASCVD events, for which Silence Therapeutics announced end-of-treatment data in November 2024. In 2024, CRISPR initiated a Phase 1 clinical trial for CTX320, its gene editing program targeting LPA, in patients with elevated Lp(a).

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

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property rights, in particular, our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

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

As of December 31, 2024, our patent estate covers various aspects of our programs and technology, including our gene editing programs for PCSK9 and ANGPTL3 targets as well as our RNA delivery and other pipeline programs and platform technology. Any U.S. or foreign patents issued or pending would be scheduled to expire on various dates from 2041 through 2044, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity and other governmental fees. Further details on certain segments of our patent portfolio are included below.

PCSK9 program

With regard to our PCSK9 program, as of December 31, 2024, our patent estate includes one issued U.S. patent, one pending U.S. patent application, and over 20 foreign patent or patent application counterparts that we own or control and specifically cover various aspects of our PCSK9 program, including gRNA sequences targeting the PCSK9 gene, mRNAs encoding ABEs, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies. In addition, our PCSK9 program may be additionally covered by our other platform technology patents and patent applications.

ANGPTL3 program

With regard to our ANGPTL3 program, as of December 31, 2024, our patent estate includes one issued U.S. patent, two pending U.S. patent applications, and over 35 foreign patent or patent application counterparts that we own or control and specifically cover various aspects of our ANGPTL3 program, including gRNA sequences targeting the ANGPTL3 gene, mRNAs encoding ABEs, and compositions thereof, methods of using such compositions for therapeutic indications, methods for in vivo gene editing, formulations, dosing regimens, and combination therapies. In addition, our ANGPTL3 program may be additionally covered by our other platform technology patents and patent applications.

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

Collaboration and license agreement with Lilly, as transferred by Beam Therapeutics

In April 2019, we entered into a collaboration and license agreement with Beam, or the Original Beam Agreement, pursuant to which we received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, as well as gene editing and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases, or the licensed products. Upon execution of the Original Beam Agreement and as partial consideration for the rights granted to us thereunder, we issued 276,075 shares of our common stock to Beam.

In July 2022, we amended and restated the Original Beam Agreement upon entering into the ARCLA. Pursuant to the ARCLA, Beam granted us an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards a third liver-mediated, CVD target, in addition to the PCSK9 and ANGPTL3 gene targets licensed under the Original Beam Agreement. We are responsible for the development and commercialization of products targeting the licensed gene targets, in each case subject to opt-in rights. Except as described below, we are fully responsible for the development of licensed products under the ARCLA.

In October 2023, Beam and Lilly entered into the Transfer and Delegation Agreement, or TDA, pursuant to which Lilly acquired certain rights previously held by Beam under the ARCLA. Notably, this included the right to opt-in to our PCSK9 and ANGPTL3 programs to share 33% of worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States on a 50/50 basis. Additionally, for an undisclosed third CVD gene target, Lilly acquired Beam’s right to opt-in to share 35% of worldwide expenses of the development of any product incorporating a base editor directed towards such gene target, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. However, we are currently prioritizing development of a novel gene editing approach for the undisclosed third CVD gene target, which, if successfully developed, would be outside the scope of the ARCLA and Lilly would not have any of the aforementioned rights.

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

We paid Acuitas an upfront license fee of $2.0 million (less previously paid target reservation fees) and were required to pay an annual license maintenance fee of $0.8 million until the achievement of a certain development-based milestone. We are also obligated to reimburse Acuitas quarterly for employee and reasonable external expenses incurred that are related to the transfer of its licensed technology to our CMO.

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

Novartis license agreement

In October 2021, we entered into a license agreement with Novartis, or the Novartis License Agreement, to obtain a non-exclusive, worldwide license, with the right to sublicense through multiple tiers, to certain patents for lipid technology that we are using in connection with the research and development of certain product candidates, including VERVE-102, VERVE-201, and VERVE-301. Under the license, we have the right to research, develop, make, have made, use, import, offer for sale, sell, and otherwise commercialize one or more products using the lipid technology for the prevention and treatment of CVD and metabolic diseases and certain additional indications.

As consideration for the license and rights granted under the Novartis License Agreement, we made a one-time, non-refundable, upfront payment of $0.8 million during the year ended December 31, 2021. The Novartis License Agreement requires us to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the lipid technology. We will be required to pay royalties at a low single digit percentage based on quarterly net sales of licensed products sold by us, our affiliates or our sublicensees. Such royalty payments are subject to reduction if we obtain a license from a third party under technology relating to the licensed patents under the agreement. Any such royalties are payable on a country-by-country and licensed product-by-licensed product basis until the expiration of the last to expire valid claim of the licensed patents.

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

Collaboration and license agreement with Vertex

In July 2022, we entered into a Strategic Collaboration and License Agreement, or the Vertex Collaboration Agreement, with Vertex for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. Pursuant to the Vertex Collaboration Agreement, we were responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. Our research activities were focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Vertex Collaboration Agreement. Vertex reimbursed our research expenses consistent with an agreed-upon budget.

In January 2025, Vertex provided us with their notice to terminate the Vertex Collaboration Agreement within 90 days for convenience. Following this termination, we have regained all rights to develop this nonclinical-stage program and plan to independently advance this novel, in vivo gene editing program for liver disease.

Collaboration and license agreement with Lilly

In June 2023, we entered into a Research and Collaboration Agreement, or the Lilly Agreement, with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing our in vivo gene editing Lp(a) program. In July 2023, the Lilly Agreement became effective.

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

Government regulation

Government authorities in the United States, at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, reimbursement, post-approval monitoring and reporting and import and export of pharmaceutical products, including biological products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.

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

The FDA must approve a product candidate for a therapeutic indication before it may be marketed in the United States. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products is referred to as a sponsor. A sponsor seeking approval to market and distribute a new biological product in the United States must satisfactorily complete each of the following steps:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the FDA’s Good Laboratory Practices, or GLP, regulations;
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
•
preparation and submission to the FDA of a Biologics License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product in clinical development and proposed labeling;
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
•
payment of user fees to Prescription Drug User Fee Act, or PDUFA, and securing FDA approval of the BLA and licensure of the new biologic product for particular indications in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and any post-approval studies or other post-marketing commitments required by the FDA.

Preclinical studies and investigational new drug application

Before testing any biologic product candidate in humans, the product candidate must undergo preclinical testing. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animal studies. These studies are typically referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and PHSA that required animal testing in support of a BLA. While animal testing may still be conducted, the FDA was authorized to rely on alternative nonclinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved BLA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug's safety and efficacy. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks and whether CMC is adequate for the proposed product. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin or recommence.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a partial clinical hold might state that a specific protocol or part of a protocol may not proceed, while other parts of a protocol or other protocols may do so. No more than 30 days after the imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following the issuance of a clinical hold or partial clinical hold, a clinical trial may only resume once the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed or recommence. Occasionally, clinical holds are imposed due to manufacturing issues that may present safety issues for the clinical trial subjects.

Reporting clinical trial results

Under the PHSA, sponsors of clinical trials of certain FDA-regulated products, including prescription drugs and biologics, are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party, however, is allowed 30 days to correct the noncompliance and submit the required information. Although sponsors are also obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. The NIH’s final rule on registration and reporting requirements for clinical trials became effective in 2017. As of December 2024, the FDA has issued six notices of non-compliance, signaling the government's willingness to enforce these requirements against non-compliant clinical trial sponsors. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Violations may also result in injunctions and/or criminal prosecution or disqualification from federal grants.

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

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct, or completion of clinical trials that could support marketing approval of the product or otherwise compromise the potential development of the product.

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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.

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

Clinical Trials Outside the U.S. in Support of FDA Approval

In connection with our clinical development program, we may have trial sites outside of the United States. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

The acceptance by the FDA of trial data from clinical trials conducted outside of the United States in support of U.S. approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.

In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.

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

These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. At the conclusion of these meetings, the FDA will typically provide its responses to questions posed by the sponsor regarding the clinical development program. The FDA will not indicate whether an BLA will be approved, but it will provide guidance to the sponsor on various questions, including whether an application should be submitted in the first place on the basis of the studies and data proposed by the sponsor. The FDA may also generally express support for the sponsor’s approach in the clinical development program but indicate that questions concerning whether the data support approval will be subject to review by the FDA following its acceptance for filing of the BLA. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.

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

Acceptance and review of a BLA

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s CMC, safety updates, patent information, abuse information and proposed labeling, are submitted to the FDA as part of an application requesting approval to market the product candidate for one or more indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of a drug product and the safety, potency and purity of the biological product to the satisfaction of the FDA. The fee required for the submission and review of an application under PDUFA is substantial (for example, for fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2025 is more than $403,889 per eligible prescription product. These fees, of which the application fee may be waived for products with orphan drug designation, are typically adjusted annually, and exemptions and waivers may be available under certain circumstances, such as where a waiver is necessary to protect the public health, where the fee would present a significant barrier to innovation, or where the sponsor is a small business submitting its first human therapeutic application for review.

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

Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date. The FDA’s ability to meet its review goals may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result.

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

Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the BLA. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of safety and efficacy of the investigational product.

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
•
Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials. With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to the FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA if certain conditions are not met, including where the confirmatory trial fails to verify the product’s clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to "conditions specified by the Secretary." The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the Commissioner's designee and a written appeal, among other things. In March 2023, the FDA issued draft guidance that outlines its views and approach to accelerated approval. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional,

non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, with passage of the Pre-Approval Information Exchange Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.

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

Under the BPCIA, a manufacturer may submit an application for a product that is “biosimilar to” a previously approved biological product, which the statute refers to as a “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and the proposed biosimilar product in terms of safety, purity and potency. The biosimilar sponsor may demonstrate that its product is biosimilar to the reference product on the basis of data from analytical studies, animal studies and one or more clinical trials to demonstrate safety, purity and potency in one or more appropriate conditions of use for which the reference product is approved. In addition, the sponsor must show that the biosimilar and reference products have the same mechanism of action for the conditions of use on the label, route of administration, dosage and strength, and the production facility must meet standards designed to assure product safety, purity and potency.

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

A reference biological product is granted 12 years of regulatory exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference product until four years after the date of first licensure of the reference product. Even if a product is considered to be a reference product eligible for regulatory exclusivity, however, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. There have been recent government proposals to reduce the 12-year reference product regulatory exclusivity period, but none has been enacted to date. At the same time, since the passage of the BPCIA, many states have passed laws or amendments to laws that address pharmacy practices involving biosimilar products.

The BPCIA also includes provisions to protect reference products that have patent protection. The biosimilar product sponsor and reference product sponsor may exchange certain patent and product information for the purpose of determining whether there should be a legal patent challenge. Based on the outcome of negotiations surrounding the exchanged information, the reference product sponsor may bring a patent infringement suit and injunction proceedings against the biosimilar product sponsor. The biosimilar applicant may also be able to bring an action for declaratory judgment concerning the patent.

The FDA maintains a publicly-available online database of licensed biological products, which is commonly referred to as the “Purple Book.” The Purple Book lists product names, dates of licensure, and applicable periods of exclusivity. Further, the reference product sponsor must provide patent information and patent expiry dates to

FDA following the exchange of patent information between biosimilar and reference product sponsors. This information is then published in the Purple Book.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the Department of Justice recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive U.S. data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect over the next several years. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the sponsor must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2025, the standard fee is $540,783 and the small business fee is $135,196.

It is possible that an in vitro companion diagnostic device could be subject to FDA enforcement discretion from compliance with the FDCA if it meets the definition of a Laboratory Developed Test, or LDT. However, the FDA

issued a final rule in April 2024 to end enforcement discretion for LDTs and actively regulate such products as medical devices. Under this final rule, LDTs are required to come into compliance with the FDA’s medical device regulatory requirements in a staged approach over the course of four years. The implementation of this final rule could potentially be affected by the executive order, Regulatory Freeze Pending Review, issued by President

Trump in January 2025 and/or the anticipated change in leadership at the FDA under the new administration.

Further, while the final regulation is set to take effect in May 2025, a number of parties have challenged the legality of the LDT regulation in a federal district court.

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

The Clinical Trials Regulation foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the Clinical Trials Regulation varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive were governed by such directive until January 31, 2025. Beginning January 31, 2025, all clinical trials (including those which are ongoing) are subject to the provisions of the Clinical Trials Regulation. The failure to transition ongoing clinical trials to the Clinical Trials Regulation can result in corrective measures under Article 77 of the Clinical Trials Regulation, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU member states.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the European Union at EudraCT's website.

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

Conditional Marketing Authorization

In specific circumstances, E.U. legislation (Article 14–a Regulation (EC) No 726/2004 (as amended by Regulation (EU) 2019/5 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for

Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the product candidate is intended for the treatment, prevention or medical diagnosis of seriously debilitating or life-threatening diseases; (2) the product candidate is intended to meet unmet medical needs of patients; (3) the benefit of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required; (4) the risk-benefit balance of the product candidate is positive, and (5) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Exceptional circumstances

A marketing authorization may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This marketing authorization is similar to the conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike the conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although the marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization is withdrawn in case the risk-benefit ratio is no longer favorable. Under these procedures, before granting the marketing authorization, the EMA or the competent authorities of the member states make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety, and efficacy.

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

The EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.

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
•
establishes a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union (EUDAMED); and
•
strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Although the IVDR became effective in May 2022, it became clear in 2021 that member states of the European Union, health institutions and economic operators were not ready to apply the IVDR from that date. The European

Commission therefore proposed a progressive or staggered roll-out of the rules of the IVDR. The current transition periods range from December 2027 (for medical devices for which a certificate has been issued under the previous legal framework and class D devices) to December 2028 (for class C devices) and December 2029 (for class B and class A sterile devices). These transition periods only apply to so called 'legacy devices,' meaning devices covered by a certificate or declaration of conformity issued under the previous legal framework. These legacy devices benefit from the extended transition periods if they fulfil certain conditions, notably (i) that they continue to comply with the rules in force when they were placed on the market for the first time; (ii) that there are no significant changes in the design or intended purpose of the devices; (iii) that the devices do not present an unacceptable risk to the health or safety of patients, users or other persons, or to other aspects of the protection of public health and (iv) that no later than May 2025, the manufacturer puts in place a quality management system compliant with the IVDR. For devices requiring an assessment by a notified body under the IVDR, the manufacturer must submit an application to the notified body to transfer the device to the IVDR by May 2025 (class D devices), May 2026 (class C devices) or 2027 (class B and A sterile in vitro devices) and execute a written contract of the notified body within four months after expiry of these application deadlines. In addition, even for in vitro devices for which the transition periods apply, manufacturers have to comply with the requirements of the IVDR on post-market surveillance, market surveillance, vigilance, and registration of devices in EUDAMED.

Brexit and the regulatory framework in the United Kingdom

As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the U.K. market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom's withdrawal from the European Union.

As of January 2024, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the United States). The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or a positive end of procedure outcome is an RR authorisation for the purposes of IRP.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the Supreme Court dismissed the most recent judicial challenge to the PPACA after finding that the plaintiffs did not have standing to challenge the PPACA's minimum essential coverage provision at issue in the case. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Pharmaceutical prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several U.S. congressional inquiries, presidential executive orders, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the prices of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several other states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other health care programs.

Employees and human capital resources

As of December 31, 2024, we had 274 full-time employees, including 81 employees with M.D., Pharm.D. or Ph.D. degrees. Of these full-time employees, 227 are engaged in research and development activities and 47 are engaged in general and administrative activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

We have attracted a talented team of experts in discovery, preclinical research and clinical development, as well as gene editing technologies and the manufacturing and delivery of genetic medicines. Our team, which is comprised of individuals with a broad spectrum of experiences, perspectives, and backgrounds, is built on several core values that drive our day-to-day activities and inspire our long-term vision:

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

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We are committed to fostering an inclusive workplace and promoting equal opportunity across all aspects of our organization, including in our recruitment, advancement and development practices. We conduct annual performance and development reviews for each of our employees to discuss the individual’s strengths and development opportunities, career development goals and performance goals. We also regularly survey employees to assess employee engagement and satisfaction. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. We value our employees and regularly benchmark total rewards we provide, such as short-and long-term compensation, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $198.7 million, $200.1 million and $157.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $743.0 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with collaboration agreements, including the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, and our planned Phase 2 clinical trial for the PCSK9 program;
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
•
perform research services under the Lilly Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;
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
•
further develop our base editing technology and novel gene editing technology;

•
hire additional personnel including research and development, clinical and commercial personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property, medicines and technologies;
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect will be required for our lead programs targeting PCSK9, ANGPTL3 and LPA;
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

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Heart-2 clinical trial of VERVE-102, ongoing Pulse-1 clinical trial of VERVE-201, planned Phase 2 clinical trial for our PCSK9 program, and if we determine to resume enrollment, our Phase 1b clinical trial of VERVE-101, and any planned or future clinical development of such product candidates;
•
the scope, progress, results and costs of discovery, preclinical and clinical development for any other product candidates we may develop;
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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $524.3 million. In February 2025, we received a $20.0 million milestone payment from Lilly under the Lp(a) program. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, and conducting preclinical studies and clinical trials. We initiated our first clinical trial, our Heart-1 trial for VERVE-101, in July 2022, our second clinical trial, our Heart-2 trial for VERVE-102, in the second quarter of 2024, and our third clinical trial, our Pulse-1 trial for VERVE-201, in the fourth quarter of 2024. Our other programs are still in the research or preclinical stage of development, including VERVE-301, our development candidate targeting the LPA gene, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our net operating losses, or NOLs, or research and development tax credit carryforwards. As of December 31, 2024, we had federal NOL carryforwards of $208.1 million and state NOL carryforwards of $225.2 million.

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

We are focused on developing medicines utilizing in vivo gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-101,

VERVE-102 and VERVE-201 have only been evaluated in early-stage clinical trials, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology, will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

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

We also are seeking to develop novel gene editing development candidates, independently and as part of our collaboration with Lilly, including seeking to identify and engineer specific gene editing systems and delivery systems targeting lipoprotein(a), or Lp(a). As part of such collaboration, we announced VERVE-301 as a development candidate targeting the LPA gene for our Lp(a) program in January 2025. VERVE-301 uses a novel in vivo gene editing approach to turn off the LPA gene in the liver. We may seek to develop novel gene editing technology for future programs. We cannot be certain that we will be able to successfully develop novel gene editing systems for the targets under our agreement with Lilly or for any other targets.

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

The gene editing field is relatively new and is evolving rapidly. We have focused our research and development efforts for our clinical-stage programs on gene editing using base editing technology, but other gene editing technologies may be discovered that provide significant advantages over base editing, which could materially harm our business.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which is conducting a Phase 3 trial of nexiguran ziclumeran (NTLA-2001), a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin, or ATTR, amyloidosis with polyneuropathy and for the treatment of ATTR with cardiomyopathy and a Phase 3 trial of NTLA-2002, an in vivo CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary angioedema. Chroma Medicine, Inc., Tune Therapeutics, Inc., and Scribe Therapeutics Inc. use epigenetic editing, designed to target genes and control chromatin conformation by coupling a DNA-binding domain with epigenetic effector domains. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators, IRBs or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may be delayed in providing such authorization;
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

•
the requirements of the trial protocols, which for gene therapy products targeting cardiovascular disease, or CVD, could include up to 15 years of long-term patient follow-up;
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

In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug product. These plans are meant to encourage enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. In June 2024, as mandated by FDORA, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance when finalized will have the force of law. In January 2025, in response to an executive order issued by President Trump on diversity, equity and inclusion programs, the FDA removed this draft guidance from its website. The implications are not yet known.

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

We are using LNPs to deliver our gene editors to the liver. LNPs have recently been used to deliver mRNA in humans, including the COVID-19 vaccines developed by Pfizer Inc., or Pfizer, and BioNTech SE and by Moderna, Inc., and LNPs are being used to deliver mRNA for therapeutic use in clinical trials. LNPs have the potential to induce liver injury and/or initiate a systemic inflammatory response, either of which could potentially be fatal. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We have completed a series of nonclinical studies as part of our investigation into such observed laboratory abnormalities, which were designed to isolate the potential role of the LNP in the laboratory abnormalities. Data from these studies support our understanding that the LNP in VERVE-101 is likely the primary driver of the observed laboratory abnormalities.

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

From time to time, we may publish or report interim, preliminary or top-line results from our clinical trials. Interim results from clinical trials that we may complete, including the initial data that we plan to report from our Heart-2 clinical trial of VERVE-102 in the second quarter of 2025, are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We have been conducting and plan to conduct additional clinical trials with one or more trial sites that are located outside the United States, including our Heart-1 trial of VERVE-101, our Heart-2 trial of VERVE-102 and our Pulse-1 trial of VERVE-201. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trial sites are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the original collaboration and license agreement with Beam, or the Original Beam Agreement, to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022 and under which Beam transferred certain of its rights and obligations to Lilly in October 2023; in October 2020, we entered into the Acuitas Agreement to license from Acuitas its LNP delivery technology that we are using in VERVE-101; in October 2021, we entered into the Novartis Agreement to license from Novartis certain lipid technology patents that we are using in VERVE-102, VERVE-201 and VERVE-301; and in June 2023, we entered into the Lilly Agreement for a five-year worldwide research collaboration initially focused on advancing our in vivo gene editing Lp(a) program, for which we announced VERVE-301 as the development candidate in January 2025. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the ARCLA, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

For example, in January 2025, Vertex Pharmaceuticals Incorporated, or Vertex, notified us that they would be terminating for convenience our Strategic Collaboration and License Agreement, or the Vertex Agreement, which was a four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease.

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

Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.

We currently rely on foreign third-party manufacturers, including those in China. The U.S. government and persons involved in the Trump administration have made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies. In February 2025, the U.S. government announced a 10% tariff on imports from China. If maintained or if extended to other countries, tariffs and the potential escalation of trade disputes with China and other countries could pose a significant risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies in China or other countries targeted with tariffs.

Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material or services to us. In 2024, the U.S. House of Representatives passed the BIOSECURE Act and the Senate advanced a substantially similar bill. Though such legislation was not enacted into law in 2024, Congress could re-introduce similar measures, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern,” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by such legislation.

Any unfavorable government policies on international trade, such as export controls, tariffs, or capital controls may increase the cost of manufacturing our product candidates and affect the demand for our drug products (if and once approved), the competitive position of our product candidates, and the quality and availability of raw materials and finished product candidates used in preclinical studies and clinical trials that we conduct or that are conducted by future collaborators of ours. If any new tariffs, export controls, legislation and/or regulations are implemented, or if existing trade agreements are renegotiated or, in particular, if either the U.S. or Chinese government takes retaliatory trade actions due to the recent trade tension, such changes could have an adverse effect on our business, financial condition and results of operations.

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

In December 2022, Congress clarified through the FDORA that the FDA may approve multiple first interchangeable biosimilar biological products so long as the products are all approved on the same first day on which such a product is approved as interchangeable with the reference product and the exclusivity period may be shared amongst multiple first interchangeable products. More recently, in October 2023, the FDA issued its first interchangeable exclusivity determination under the BPCIA.

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

In addition, foreign regulatory authorities may change their approval policies relating to regulatory exclusivity and new regulations may be enacted. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (including potentially reducing the duration of regulatory data protection and revising the eligibility for expedited pathways) was published in April 2023 and the European Parliament requested several amendments in April 2024. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. Lib Therapeutics Inc. has submitted a biologics license application for lerodalcipeb, its PCSK9 inhibitor administered monthly by subcutaneous injection, which has been evaluated through a Phase 3 clinical trial in patients with CVD or at very high or high risk for CVD including patients with HeFH and HoFH. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780 from AstraZeneca, which is being evaluated in an ongoing Phase 2 clinical trial.

We are aware of other gene editing and epigenetic editing programs targeting PCSK9 in preclinical and clinical development. For example, in November 2024, Scribe Therapeutics announced preclinical data for its preclinical stage epigenetic editing program targeting PCSK9. In addition, YolTech Therapeutics has announced clinical development plans for YOLT-101, its single-course in vivo liver base editing product candidate targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron as EVKEEZA®, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including zodasiran, a siRNA targeting ANGPTL3 for which Arrowhead plans to begin a Phase 3 trial in patients with HoFH in the second quarter of 2025. In addition, Lilly is evaluating solbinsiran, a siRNA targeting ANGPTL3 protein, in a Phase 2 clinical trial in adults with mixed dyslipidemia, Regeneron is evaluating ALN-ANG3, a siRNA targeting ANGPTL3 protein, in a Phase 1 clinical trial, and CRISPR is evaluating CTX310, its gene editing program targeting ANGPTL3, in a Phase 1 clinical trial of patients with mixed dyslipidemia, HoFH, HeFH, and severe hypertriglyceridemia.

Several investigational medicines designed to reduce Lp(a) are currently in development. These include pelacarsen, an antisense oligonucleotide licensed by Novartis from Ionis Pharmaceuticals in 2019, which is being evaluated in the Phase 3 Lp(a) HORIZON cardiovascular outcomes study in patients with elevated Lp(a) and

CVD, with results expected in the first half of 2026. Olpasiran is an investigational siRNA medicine targeting Lp(a) licensed by Amgen from Arrowhead, which was shown to lower Lp(a) concentrations in patients with established ASCVD and elevated Lp(a) concentrations. The potential for olpasiran to reduce cardiovascular events in patients with existing ASCVD and elevated Lp(a) is being evaluated in the Phase 3 OCEAN(a) trial, which was initiated in 2022 with plans for study completion in 2026. Lepodisiran is a GalNAc-conjugated siRNA being evaluated by Lilly in a Phase 3 clinical trial and muvalaplin is an orally administered small molecule for which Lilly announced results from a Phase 2 clinical trial in November 2024. In addition, zerlasiran is an investigational siRNA medicine that Silence Therapeutics plc, or Silence Therapeutics, evaluated in a Phase 2 trial of patients with elevated Lp(a) concentrations and high risk for ASCVD events, for which Silence Therapeutics announced end-of-treatment data in November 2024. In 2024, CRISPR initiated a Phase 1 clinical trial for CTX320, its gene editing program targeting LPA, in patients with elevated Lp(a).

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

We currently rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of our product candidates may be delayed. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by catastrophic events, including public health epidemics or pandemics, terrorist attacks, wars or other armed conflicts, geopolitical tensions, such as the ongoing war between Israel and Hamas and ongoing war between Russia and Ukraine, natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for our product candidates, if approved, by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, our product candidates. Assuming we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require patient out-of-pocket costs that patients find unacceptably high.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are seeking to identify and develop product candidates to treat diseases in which there is no clinical experience using a gene editing approach, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. In December 2023, the FDA approved the first ex vivo gene editing therapeutic product, CASGEVYTM for the treatment of sickle cell disease and in January 2024, the FDA approved CASGEVYTM for the treatment of transfusion-dependent beta thalassemia.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

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

Further, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for certain products must contain data to assess the safety and effectiveness of the product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin.

The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of the EMA or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we or our collaborators are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in an issuance and publication of a PREA Non-Compliance letter and associated reputational harm, our product candidate being considered misbranded and subject to relevant enforcement action, invalidation of the marketing application, and/or financial penalties. Our collaborators are also subject to similar requirements outside of the United States and the European Union and thus the attendant risks and uncertainties.

In addition, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas

stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that the FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the U.S. Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. In October 2024, the Attorneys General of three states filed an amended complaint in the district court in Texas challenging FDA’s actions. In January 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, if it continues, our ability to develop new drug product candidates and to maintain approval of existing drug products and measures adopted under a REMS is at risk and our efforts to develop and market new drug products could be delayed, undermined or subject to protracted litigation.

Further, there is substantial uncertainty as to how measures being implemented by the new Trump administration across the government will impact the FDA, CMS and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders which could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, the loss of FDA personnel could lead to further disruptions and delays in FDA review and oversight of our product candidates.

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

We could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the United Kingdom's withdrawal from the European Union, or Brexit. As of January 2021, the MHRA is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland, which is subject to EU rules under the Northern Ireland Protocol. The United Kingdom and the European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. As of January 1, 2025, the changes introduced by the Windsor Framework have resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (including Northern Ireland), and the EMA no longer having any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the United Kingdom, in addition to any planned marketing authorization applications for the EMA.

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

It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. For example, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product.

In addition, under the Pre-Approval Information Exchange Act signed into law as part of the Consolidated Appropriations Act of 2023, companies may also promote information that is consistent with the prescribing information and proactively speak to formulary committee members of payors regarding data for an unapproved drug or unapproved uses of an approved drug. We may engage in these discussions and communicate with healthcare providers, payors and other constituencies in compliance with all applicable laws, regulatory guidance and industry best practices. We will need to carefully navigate the FDA’s various regulations, guidance and policies, along with recently enacted legislation, to ensure compliance with restrictions governing promotion of our products.

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

In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Any disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies or to otherwise respond to regulatory submissions which would adversely affect our business. For example, the new administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. For example, the new administration recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Further, the FDA and other agencies may experience disruptions due to public health epidemics or pandemics, such as the FDA's delays in domestic and foreign inspections during the COVID-19 pandemic. If funding for the FDA is reduced, if the FDA workforce is reduced, if FDA priorities are changed, or if prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA after finding that plaintiffs did not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In the European Union in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The HTA will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada. Several states have submitted Section 804 Importation Program proposals to the FDA. In January 2024, the FDA approved Florida's plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.

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

In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. CMS issued a public statement on January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or "catastrophic period" of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and adding price caps on annual out-of-pocket expenses, any of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. Determining whether protected health information has been handled in compliance with applicable privacy standards and our contractual obligations can be complex and may be subject to changing interpretation. These obligations may be applicable to some or all of our business activities now or in the future. In recent months, the Office of Civil Rights at HHS, or OCR, has been especially active in enforcing the HIPAA rules. Additionally, OCR is looking to amend the HIPAA Security Rule, which (if and when finalized) could create additional compliance obligations and risk for our business.

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

In addition to potential enforcement by HHS, we are also potentially subject to privacy enforcement from the Federal Trade Commission, or FTC. The FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC's evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. Finally, both the FTC and HHS’s enforcement priorities (as well as those of other federal regulators) may be impacted by the change in administration and new leadership. These shifts in enforcement priorities may also impact our business.

There are also increased restrictions at the federal level relating to transferring sensitive data outside of the United States to certain foreign countries. For example, in 2024, Congress passed H.B. 815, which included the Protecting Americans’ Data from Foreign Adversaries Act of 2024. This law creates certain restrictions for entities that disclose sensitive data (including potential health data) to countries such as China. Failure to comply with these rules can lead to a potential FTC enforcement action. Additionally, the DOJ recently finalized a rule implementing Executive Order 14117, which creates similar restrictions related to the transfer of sensitive US data to countries such as China. These data transfer restrictions (and others that may pass in the future) may create operational challenges and legal risks for our business.

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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next several years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of "sensitive" data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. Congress has also been debating passing a federal privacy law.

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

We are highly dependent on the research and development, clinical, financial, operational and other business expertise of Sekar Kathiresan, M.D., our chief executive officer, Andrew Ashe, J.D., our president, chief operating officer and general counsel, Allison Dorval, our chief financial officer, and Troy Lister, Ph.D., our chief scientific officer, as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal and sales and marketing personnel will also be critical to our success.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 19.2% of our common stock as of February 20, 2025. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act. Smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statement in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure. We cannot predict whether investors will find our common stock less attractive if we rely on certain or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Compliance with Section 404 has been and will continue to be both costly and time-consuming for our management. If we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect employee and third party, including patient, information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards and routine review of our policies and procedures to identify risks and enhance our practices. We have developed an incident response policy which is designed to help coordinate our response to, and recovery from, cybersecurity incidents, and includes processes to triage, assess the severity of, escalate, contain, investigate, and remediate incidents, as well as to comply with applicable legal obligations. Internally and through a third-party service provider, we regularly conduct tests on our systems and incident simulations to help discover potential vulnerabilities, which enable improved decision-making and prioritization and promote monitoring and reporting across compliance functions. As part of our overall risk mitigation strategy, we also maintain cyber insurance coverage; however, such insurance coverage may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

Our Information Technology department is led by the Head of Information Technology, who oversees a team that includes the Director of Infrastructure and Security. This team is responsible for developing and executing our cybersecurity strategy, policies, standards, and processes. They collaborate closely with cross-functional departments to assess, mitigate, and manage cybersecurity risks, enhancing the security of our systems and the preparedness of our employees. The Head of Information Technology holds a Master of Science in Information Technology and has 20 years of experience in the biotechnology sector. The Director of Infrastructure and Security is a Certified Information Systems Security Professional (CISSP) and brings extensive expertise in securing enterprise infrastructure.

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

Item 3. Legal Proceedings.

As of the date of this Annual Report on Form 10-K, we were not party to any material legal matters or claims. In the future, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on our business, financial condition, results of operations and prospects because of defense and settlement costs, diversion of management resources and other factors.

On August 27, 2024, a putative securities class action lawsuit captioned Oldroyd v. Verve Therapeutics, Inc., et. al., Case No. 1:24-CV-12218, was filed against us and certain of our officers in the U.S. District Court for the District of Massachusetts. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning the Company's pause in enrollment of the Heart-1 trial. The complaint sought, among other things, unspecified damages, interest, attorneys’ fees, expert fees, and other costs. In December 2024, the court appointed the lead plaintiff for the action. On February 4, 2025, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “VERV” since June 17, 2021. Prior to that time, there was no public market for our common stock.

Holders

As of February 20, 2025, there were approximately 23 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.

Dividends

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends to holders of common stock in the foreseeable future.

Stock Performance Graph

The following stock performance graph illustrates a comparison from June 17, 2021 (the date our common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024, of the total cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes an initial investment of $100 on June 17, 2021 at the opening trading price of $19.00 per share, and that all dividends were reinvested, although dividends have not been declared on our common stock. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 42 MONTH CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/17/21
6/21
9/21
12/21
3/22
6/22
9/22
12/22
3/23
6/23
9/23
12/23
3/24
6/24
9/24
12/24
Verve Therapeutics, Inc.
NASDAQ Composite
NASDAQ Biotechnology

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

Recent sales of unregistered securities

During the period covered by this Annual Report on Form 10-K, we did not issue any unregistered equity securities.

Use of proceeds from registered securities

On June 21, 2021, we completed our initial public offering, or IPO, of common stock pursuant to a Registration Statement on Form S-1 (File No. 333-256608), which was declared effective by the SEC on June 16, 2021 and Form S-1 (File No. 333-257158), which was filed pursuant to Rule 462(b) of the Securities Act and was declared effective by the SEC on June 16, 2021.

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of December 31, 2024, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

Purchases of equity securities by the issuer or affiliated purchasers

Neither we nor any affiliated purchaser or anyone acting on our behalf or on behalf of an affiliated purchaser made any purchases of shares of our common stock during the three months ended December 31, 2024.

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

Overview

We are a clinical-stage company developing a new class of genetic medicines for cardiovascular disease, or CVD, with the potential to transform treatment from chronic therapies to single-course gene editing medicines. Despite advances in treatment over the last 50 years, CVD remains the leading cause of death worldwide. The current paradigm of chronic care is fragile—requiring rigorous patient adherence, extensive healthcare infrastructure and regular healthcare access—and leaves many patients without adequate care. We are developing a pipeline of gene editing programs targeting the three lipoprotein pathways that drive atherosclerotic cardiovascular disease, or ASCVD, the most common form of CVD: low-density lipoprotein, or LDL, triglyceride-rich lipoproteins and lipoprotein(a), or Lp(a). Our lead, clinical-stage programs target the PCSK9 and ANGPTL3 genes which have been extensively validated as targets for lowering LDL cholesterol, or LDL-C. We believe that editing these genes could potently and durably lower LDL-C throughout the lifetimes of patients with or at risk for ASCVD.

Our approach leverages multiple breakthroughs in 21st century biomedicine—human genetic analysis, gene editing, messenger RNA, or mRNA, -based therapies and lipid nanoparticle, or LNP, delivery—to target genes that are predominantly expressed in the liver in order to disrupt the production of proteins that can cause ASCVD. We are advancing a pipeline of single-course in vivo gene editing programs, each designed to mimic natural disease resistance mutations and turn off specific genes in order to lower blood lipids, thereby reducing the risk of ASCVD. We intend to initially develop our lead, clinical-stage programs for the treatment of patients with familial hypercholesterolemia, or FH, an inherited disease that causes life-long severely elevated blood LDL-C, leading to increased risk of early-onset ASCVD, and ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies. If our programs are successful in these patient populations, we believe they could also provide a potential treatment for the broader population of patients with established ASCVD who continue to be impacted by high LDL-C levels. Ultimately, we believe that these treatments could potentially be developed for administration to people at risk for ASCVD as a preventative measure.

We were incorporated in March 2018 and commenced operations shortly thereafter. Since our inception, we have devoted substantially all of our resources to building our gene editing and LNP technology and advancing development of our portfolio of programs, establishing and protecting our intellectual property, conducting research and development activities, organizing and staffing our company, business planning, raising capital and providing general and administrative support for these operations. To date, we have financed our operations primarily through the sales of our preferred stock and through the sale of our common stock in our initial public offering, or IPO, our follow-on public offerings, and our at-the-market, or ATM, equity offering program, and through our strategic collaborations, including our collaboration with Eli Lilly and Company, or Lilly.

Through December 31, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the years ended December 31, 2024, 2023, and 2022 were $198.7 million, $200.1 million and $157.4 million, respectively. As of December 31, 2024, we had an accumulated deficit of $743.0 million.

Our total operating expenses were $261.0 million, $234.9 million and $167.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our product candidate targeting PCSK9, and our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, our product candidate targeting ANGPTL3, each of which utilize our proprietary GalNAc-LNP delivery technology; determine the next steps for our Heart-1 Phase 1b clinical trial of VERVE-101; prepare for our planned Phase 2 clinical trial for the PCSK9 program; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $524.3 million. In February 2025, we received a $20.0 million milestone payment from Lilly under the Lp(a) program. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

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

Components of our results of operations

Revenue

For the years ended December 31, 2024, 2023, and 2022, we recognized $32.3 million, $11.8 million and $1.9 million, respectively, of collaboration revenue under a Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, and a Research and Collaboration Agreement, or the Lilly Agreement, with Lilly. We expect revenue related to the Lilly Agreement to increase as efforts under the collaboration continue. In January 2025, we achieved the candidate selection criteria and designated the initial development candidate under the Lilly Agreement which triggered a $20.0 million milestone payment. Also in January 2025, Vertex provided us their notice to terminate the Vertex Agreement for convenience within 90 days. Following this termination, we have regained all rights to develop this nonclinical-stage program and plan to independently advance this novel, in vivo gene editing program for liver disease.

We do not expect to generate any revenue from the sale of products in the near future and unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates. If our development efforts for our product candidates are successful and result in regulatory approval or we successfully enter into license or collaboration agreements with third parties, in addition to the Lilly Agreement, we may generate revenue in the future from product sales, payments from such additional third-party collaboration or license agreements, or any combination thereof.

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
•
costs incurred related to the research pursuant to the Lilly Agreement; and
•
facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance.

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to: (i) develop additional product candidates; (ii) build our manufacturing capabilities; and (iii) develop our gene editing and LNP technology. We also expect our related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, will increase above historical levels. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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
•
our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and
•
our ability to maintain a continued acceptable safety, tolerability and efficacy profile of our product candidates following approval.

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

Income tax

As of December 31, 2024, we had federal net operating loss, or NOL, carryforwards of $208.1 million and state NOL carryforwards of $225.2 million. The federal NOL carryforwards have an indefinite life and can be utilized to offset 80% of future taxable income, while the state NOL carryforwards will expire at various dates from 2038 through 2044. We have recorded a full valuation allowance against our net deferred tax assets due to uncertainties as to their ultimate realization.

Results of operations

Comparison of years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023	Change
Collaboration revenue	$32,332	$11,758	$20,574
Operating expenses:
Research and development	204,347	184,946	19,401
General and administrative	56,645	49,936	6,709
Total operating expenses	260,992	234,882	26,110
Other income:
Change in fair value of success payment liability	1,538	165	1,373
Interest and other income, net	28,762	23,166	5,596
Total other income, net	30,300	23,331	6,969
Loss before provision for income taxes	(198,360)	(199,793)	1,433
Provision for income taxes	(349)	(275)	(74)
Net loss	$(198,709)	$(200,068)	$1,359

Collaboration revenue

Collaboration revenue was $32.3 million and $11.8 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, collaboration revenue included $11.9 million related to research services and cost reimbursement from the Vertex Agreement and $20.4 million related to research services and cost reimbursement from the Lilly Agreement. During the year ended December 31, 2023, collaboration revenue included $8.5 million related to research services from the Vertex Agreement and $3.2 million related to research services and cost reimbursement from the Lilly Agreement. The increase in collaboration revenue in the year ended December 31, 2024 was largely a result of an increase in our services related to the Vertex Agreement and the services related to the Lilly Agreement which commenced in July 2023.

Research and development expenses

The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year ended December 31,
(in thousands)	2024	2023	Change
Employee-related expenses	$84,445	$69,826	$14,619
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	38,041	41,119	(3,078)
Facility-related costs (including depreciation)	21,246	19,296	1,950
External expenses associated with preclinical studies performed by outside consultants, including third-party CROs	18,440	21,334	(2,894)
Lab supplies	16,679	17,859	(1,180)
Clinical trial costs	15,050	6,488	8,562
Other research and development costs	10,446	9,024	1,422
Total research and development expenses	$204,347	$184,946	$19,401

Research and development expenses were $204.3 million for the year ended December 31, 2024, compared to $184.9 million for the year ended December 31, 2023. The increase of $19.4 million was primarily due to the following:

•
an increase of $14.6 million in employee-related expenses, including an increase of $3.7 million in stock-based compensation expense, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $8.6 million in clinical trial costs associated with our ongoing Heart-2 and Pulse-1 clinical trials;
•
an increase of $2.0 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses; and
•
an increase of $1.4 million in other research and development costs, primarily due to an increase in software subscriptions and other IT related costs.

These increases were partially offset by the following:

•
a decrease of $3.1 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials;
•
a decrease of $2.9 million in external expenses associated with preclinical studies (primarily animal-study costs) performed by outside consultants, including third-party CROs; and
•
a decrease of $1.2 million in lab supplies.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates into and through clinical development, and as we continue to develop additional product candidates including those under our collaborations, build our manufacturing capabilities and develop our gene editing and LNP delivery technology.

General and administrative expenses

General and administrative expenses were $56.6 million for the year ended December 31, 2024, compared to $49.9 million for the year ended December 31, 2023. The increase of $6.7 million was primarily attributable to the following:

•
an increase of $5.1 million in employee-related expenses, including an increase of $4.4 million in stock-based compensation expense;
•
an increase of $1.0 million in professional services fees; and
•
an increase of $0.6 million in other general and administrative costs.

Other income

Change in fair value of success payment liability

During the year ended December 31, 2024, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $1.5 million recorded to other income. During the year ended December 31, 2023, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.2 million recorded to other income. No success payments were triggered or paid during the years ended December 31, 2024 or 2023. The remaining success payment obligations will continue to be revalued at the end of each reporting period.

Interest and other income, net

The increase of $5.6 million in interest and other income for the year ended December 31, 2024 was primarily attributable to increasing interest rates on our higher marketable securities balances.

Comparison of the years ended December 31, 2023 and 2022

A discussion of changes in our results of operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 has been omitted from this Annual Report but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024, which discussion is incorporated herein by reference and which is available free of charge on the SEC's website at www.sec.gov.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through December 31, 2024, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offerings, and our ATM equity offering program.

As of December 31, 2024, we had $524.3 million in cash, cash equivalents and marketable securities.

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

In July 2022, we entered into an Open Market Sale Agreement, or Sales Agreement, with Jefferies LLC, or Jefferies, as the agent pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No 333-267578), as amended, with an aggregate offering price of up to $150.0 million. As of December 31, 2024, we sold 8,393,841 shares of common stock under the Sales Agreement for aggregate net proceeds of $110.2 million, after deducting commissions and offering expenses payable by us. During the three months ended December 31, 2024, we sold 3,846,153 shares of common stock under the Sales Agreement for aggregate net proceeds of $24.2 million, after deducting commissions and offering expenses payable by us.

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

In February 2025, we received a $20.0 million milestone payment from Lilly under the Lilly Agreement in connection with our nomination of VERVE-301 as the development candidate for the Lp(a) program.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Year ended December 31,
(in thousands)	2024	2023
Cash used in operating activities	$(157,692)	$(149,549)
Cash provided by investing activities	74,876	27,690
Cash provided by financing activities	49,196	212,577
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,620)	$90,718

Operating activities

For the year ended December 31, 2024, net cash used in operating activities was $157.7 million, consisting primarily of our net loss of $198.7 million adjusted for non-cash items including $1.5 million associated with the fair value change in success payment liability, $12.4 million associated with amortization of investment premiums and a net decrease in changes in our operating assets and liabilities of $2.3 million, partially offset by stock-based compensation of $43.3 million, depreciation expense of $6.8 million and non-cash lease expense of $7.2 million.

For the year ended December 31, 2023, net cash used in operating activities was $149.5 million, consisting primarily of our net loss of $200.1 million adjusted for non-cash items including $0.2 million associated with the fair value change in success payment liability and $14.4 million associated with amortization of investment premiums, partially offset by stock-based compensation of $35.1 million, depreciation expense of $5.5 million, non-cash lease expense of $6.8 million, and a net increase in changes in our operating assets and liabilities of $17.7 million.

Investing activities

For the year ended December 31, 2024, net cash provided by investing activities was $74.9 million, consisting of maturities of marketable securities of $502.6 million, which amount was partially offset by purchases of marketable securities of $424.0 million and purchases of property and equipment of $3.7 million, primarily related to lab equipment.

For the year ended December 31, 2023, net cash provided by investing activities was $27.7 million, consisting of maturities of marketable securities of $554.1 million, which amount was partially offset by purchases of marketable securities of $517.1 million and purchases of property and equipment of $9.3 million, primarily related to lab equipment.

Financing activities

For the year ended December 31, 2024, net cash provided by financing activities was $49.2 million, consisting primarily of net proceeds from the sale of our common stock under the Sales Agreement of $46.7 million, proceeds from exercises of stock options of $1.3 million and issuance of shares of our common stock through our employee stock purchase plan of $1.3 million.

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

Specifically, our expenses will increase if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, and our planned Phase 2 clinical trial for the PCSK9 program;
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
•
perform research services under the Lilly Agreement and seek to identify, establish and maintain additional collaborations and license agreements, and the success of those collaborations and license agreements;

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
•
further develop our base editing technology and novel gene editing technology;
•
hire additional personnel including research and development, clinical and commercial personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development;
•
acquire or in-license products, intellectual property, medicines and technologies;
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, which we expect will be required for our lead programs targeting PCSK9, ANGPTL3 and LPA;
•
establish commercial-scale current good manufacturing practices capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $524.3 million. In February 2025, we received a $20.0 million milestone payment from Lilly under the Lp(a) program. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

We lease certain assets under a noncancelable operating lease, which expires through 2032. The lease relates primarily to office space and laboratory space. Our aggregate future minimum commitments under this office and laboratory lease were $70.0 million as of December 31, 2024, excluding any related common area maintenance charges or real estate taxes. For additional information regarding this lease, refer to Note 7, Leases, to our consolidated financial statements.

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

We have also entered into license agreements under which we may be obligated to make certain payments. For example, in November 2021, we paid success payments of approximately $6.3 million to Broad and Harvard that were triggered under the license agreement with Broad and Harvard. If additional success payments are triggered, we would be obligated to pay Broad and Harvard up to an additional $25.0 million under such license agreement. Our agreements to license intellectual property include potential milestone payments that are dependent upon the development of products using the intellectual property licensed under the agreements and contingent upon the achievement of development or regulatory approval milestones, as well as commercial and success payment milestones. Such payment obligations are contingent upon the occurrence of future events and the timing and likelihood of such potential obligations are not known. For additional information about our license agreements and amounts that could become payable in the future under such agreements, see “Business—License and collaboration agreements” and Note 8, License agreements, to our consolidated financial statements.

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

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2024, we had cash and cash equivalents of $172.6 million, which consisted of standard checking accounts and money market account funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of December 31, 2024, we had marketable securities of $351.7 million, which consist of U.S. treasury bills and notes and U.S. agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2024. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not required to issue an attestation report on the internal control over financial reporting because we are a non-accelerated filer and a “smaller reporting company".

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d‑15(f) under the Exchange Act) during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(b) Director and Officer Trading Arrangements

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in the sections titled “Proposal No. 1—Election of Class I Directors,” “Corporate Governance—Code of business conduct and ethics,” “Corporate Governance—Board committees,” “Corporate Governance—Board committees—Compensation committee interlocks and insider participation,” and “Corporate Governance—Insider Trading Policy” in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section titled “Executive and Director Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and, other than the information disclosed pursuant to Item 402(v) of Regulation S-K, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections titled “Executive and Director Compensation—Equity compensation plan information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections titled “Transactions with Related Persons” and “Corporate Governance—Director independence” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in the section titled “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.7#	2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K, filed on February 27, 2024)
10.8#

Form of Restricted Stock Unit Agreement under 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K, filed on February 27, 2024)

10.9#

Form of Nonstatutory Stock Option Agreement under 2024 Inducement Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K, filed on February 27, 2024)

10.10*	Summary of Non-Employee Director Compensation Program

10.11†

Amended and Restated Collaboration and License Agreement, dated as of July 5, 2022, by and between the Registrant and Beam Therapeutics, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on November 7, 2022)

10.12†

Non-Exclusive License Agreement, dated as of October 14, 2020, by and between the Registrant and Acuitas Therapeutics, Inc. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.13†

Cas9 License Agreement, dated as of March 15, 2019, by and among the Registrant, The President and Fellows of Harvard College and The Broad Institute, Inc., as amended (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.14†

Research and Collaboration Agreement, dated June 14, 2023, by and between the Registrant and Eli Lilly and Company (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 10, 2023)

10.15†

License Agreement, dated October 4, 2021, by and between the Registrant and Novartis Pharma AG, as amended (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K, filed on February 27, 2024)

10.16

Lease, dated as of August 19, 2021, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 10, 2021)

10.17

First Amendment to Lease, dated as of January 4, 2022, by and between the Registrant and ARE-MA Region No. 87 Tenant, LLC (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)

10.18

Second Amendment to Lease, dated as of June 17, 2022, by and between the Registrant and ARE-MA Region No, 87 Tenant, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 9, 2022)

10.19#

Form of indemnification agreement between the Registrant and each of its executive officers and directors (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)

10.20#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Sekar Kathiresan, M.D. (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.21#

Employment Agreement, dated as of June 11, 2021, between the Registrant and Andrew Ashe, J.D. (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, File No. 333-256608, filed June 14, 2021)

10.22#

Employment Agreement, dated as of November 26, 2021, between the Registrant and Allison Dorval (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K, filed on March 14, 2022)

10.23†

Separation Agreement, dated May 30, 2024, by and between the Registrant and Andrew Bellinger (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 8, 2024)

10.24

Advisor Agreement, dated May 30, 2024, by and between the Registrant and Andrew Bellinger (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 8, 2024)

10.25

Open Market Sale AgreementSM, dated as of July 1, 2022, by and between the Registrant and Jefferies LLC (incorporated by reference to Exhibit 1.2 to the Registrant’s Registration Statement on Form S-3, File No. 333-265996, filed on July 1, 2022)

19.1*	Verve Therapeutics, Inc. Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1, File No. 333-256608, filed May 28, 2021)
23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Dodd-Frank Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K, filed on February 27, 2024)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VERVE THERAPEUTICS, INC.

Date: February 27, 2025	By:	/s/ Sekar Kathiresan
Sekar Kathiresan
Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sekar Kathiresan	Chief Executive Officer	February 27, 2025
Sekar Kathiresan	(Principal Executive Officer)

/s/ Allison Dorval	Chief Financial Officer	February 27, 2025
Allison Dorval	(Principal Financial Officer and Principal Accounting Officer)

/s/ Burt Adelman	Director	February 27, 2025
Burt Adelman

/s/ Lonnel Coats	Director	February 27, 2025
Lonnel Coats

/s/ Alexander Cumbo	Director	February 27, 2025
Alexander Cumbo

/s/ Michael MacLean	Director	February 27, 2025
Michael MacLean

/s/ Sheila Mikhail	Director	February 27, 2025
Sheila Mikhail

/s/ Jodie Morrison	Director	February 27, 2025
Jodie Morrison

/s/ Ourania Tatsis	Director	February 27, 2025
Ourania Tatsis

/s/ Krishna Yeshwant	Director	February 27, 2025
Krishna Yeshwant

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Verve Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verve Therapeutics, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company recorded revenue from collaboration agreements of $32.3 million for the year ended December 31, 2024 pursuant to agreements with Vertex Pharmaceuticals Incorporated and Eli Lilly and Company. As described in Notes 2 and 10 to the consolidated financial statements, the Company enters into collaboration agreements under which the Company licenses rights to certain of its product candidates and performs research and development services. The amounts allocated to the Vertex and Lilly Research Services obligations is being recognized on a proportional performance basis over the period of service using an input-based measurement of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period.

Auditing the Company’s accounting for revenues from collaboration agreements required a greater extent of audit effort to evaluate the costs incurred, including internal and third party service costs.

How We Addressed the Matter in Our Audit

To test the accounting for revenue from collaboration agreements, our audit procedures included, among others, testing the completeness and accuracy of the reports used to accumulate the costs incurred. We obtained evidence to support the actual costs incurred, including confirmation of the time incurred by internal personnel performing research services pursuant to the agreements and information received from third party service providers. We evaluated the evidence obtained and performed corroborative inquiries of individuals within the research and development departments to validate that the costs incurred related to the collaboration agreements. We further obtained the minutes of the governing committee that oversees the collaboration agreements to identify and assess any corroborative or contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

February 27, 2025

Verve Therapeutics, Inc.

Consolidated balance sheets

	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$172,560	$206,180
Marketable securities	351,721	417,770
Collaboration receivable	3,255	5,897
Prepaid expenses and other current assets	15,215	8,102
Total current assets	542,751	637,949
Property and equipment, net	18,644	22,505
Restricted cash	4,774	4,774
Operating lease right-of-use assets	78,082	85,295
Other long term assets	3,141	2,165
Total assets	$647,392	$752,688
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,520	$6,636
Accrued expenses	24,342	20,178
Deferred revenue, current	3,605	—
Lease liability, current	10,442	10,192
Total current liabilities	42,909	37,006
Long term lease liability	59,541	64,715
Success payment liability	1,182	2,720
Deferred revenue, non-current	50,265	48,556
Other long term liabilities	95	189
Total liabilities	153,992	153,186
Commitments and contingencies (See Note 7, Note 8 and Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 88,758,218 and 81,969,693 shares issued and outstanding at December 31, 2024 and 2023, respectively	89	82
Additional paid-in capital	1,235,897	1,143,453
Accumulated other comprehensive income	428	272
Accumulated deficit	(743,014)	(544,305)
Total stockholders’ equity	493,400	599,502
Total liabilities and stockholders’ equity	$647,392	$752,688

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of operations and comprehensive loss

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Collaboration revenue	$32,332	$11,758	$1,941
Operating expenses:
Research and development	204,347	184,946	130,095
General and administrative	56,645	49,936	37,533
Total operating expenses	260,992	234,882	167,628
Loss from operations	(228,660)	(223,124)	(165,687)
Other income:
Change in fair value of success payment liability	1,538	165	1,486
Interest and other income, net	28,762	23,166	6,867
Total other income, net	30,300	23,331	8,353
Loss before provision for income taxes	(198,360)	(199,793)	(157,334)
Provision for income taxes	(349)	(275)	(53)
Net loss	$(198,709)	$(200,068)	$(157,387)
Net loss per common share, basic and diluted	$(2.35)	$(3.12)	$(2.91)
Weighted-average common shares used in net loss per share, basic and diluted	84,722,277	64,175,137	54,023,653
Comprehensive Loss:
Net loss	$(198,709)	$(200,068)	$(157,387)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	156	966	(466)
Comprehensive loss	$(198,553)	$(199,102)	$(157,853)

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of stockholders’ equity

	Common stock		Additional	Accumulated other		Total
(in thousands, except share amounts)	Shares	Amount	paid-in capital	comprehensive income (loss)	Accumulated deficit	stockholders’ equity
Balance at December 31, 2021	48,511,735	$49	$544,381	$(228)	$(186,850)	$357,352
Exercise of stock options	743,638	—	2,175	—	—	2,175
Vesting of restricted stock units	6,375	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	85,810	—	1,069	—	—	1,069
Issuance of common stock in connection with the Vertex Agreement	1,519,756	2	39,984	—	—	39,986
Issuance of common stock upon follow-on public offering, net of issuance costs of $15,924	9,583,334	10	242,816	—	—	242,826
Issuance of common stock from At-the-Market offering, net of issuance costs of $1,722	1,280,168	1	42,899	—	—	42,900
Unrealized loss on marketable securities	—	—	—	(466)	—	(466)
Stock-based compensation	—	—	22,477	—	—	22,477
Net loss	—	—	—	—	(157,387)	(157,387)
Balance at December 31, 2022	61,730,816	$62	$895,801	$(694)	$(344,237)	$550,932
Exercise of stock options	240,182	—	1,200	—	—	1,200
Vesting of restricted stock units	149,456	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	124,442	—	1,379	—	—	1,379
Issuance of common stock in connection with the Lilly Stock Purchase Agreements	3,849,112	4	54,667	—	—	54,671
Issuance of common stock from At-the-Market offering, net of issuance costs of $728	1,500,685	2	20,568	—	—	20,570
Issuance of common stock upon follow-on public offering, net of issuance costs of $9,013	14,375,000	14	134,722			134,736
Unrealized gain on marketable securities	—	—	—	966	—	966
Stock-based compensation	—	—	35,116	—	—	35,116
Net loss	—	—	—	—	(200,068)	(200,068)
Balance at December 31, 2023	81,969,693	$82	$1,143,453	$272	$(544,305)	$599,502
Exercise of stock options	660,594	1	1,259	—	—	1,260
Vesting of restricted stock units	229,478	—	—	—	—	—
Purchase of common stock under employee stock purchase plan	285,465	—	1,268	—	—	1,268
Issuance of common stock from At-the-Market offering, net of issuance costs of $1,512	5,612,988	6	46,662	—	—	46,668
Unrealized gain on marketable securities	—	—	—	156	—	156
Stock-based compensation	—	—	43,255	—	—	43,255
Net loss	—	—	—	—	(198,709)	(198,709)
Balance at December 31, 2024	88,758,218	$89	$1,235,897	$428	$(743,014)	$493,400

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Consolidated statements of cash flows

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash flows from operating activities:
Net loss	$(198,709)	$(200,068)	$(157,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,753	5,455	2,804
Non-cash lease expense	7,213	6,792	3,907
Net accretion of discount on marketable securities	(12,405)	(14,382)	(1,027)
Stock-based compensation	43,255	35,116	22,477
Change in fair value of success payments liabilities	(1,538)	(165)	(1,486)
Changes in operating assets and liabilities:
Collaboration receivable	2,638	(5,892)	(1,012)
Prepaid expenses and other current assets	(8,085)	(1,406)	(9,436)
Accounts payable	(1,830)	3,910	(5,216)
Accrued expenses and other liabilities	4,627	(231)	7,041
Deferred revenue	5,314	28,542	20,014
Operating lease liabilities	(4,925)	(7,220)	(3,011)
Net cash used in operating activities	(157,692)	(149,549)	(122,332)
Cash flows from investing activities:
Purchases of property and equipment	(3,736)	(9,283)	(13,232)
Purchases of marketable securities	(423,995)	(517,140)	(479,401)
Maturities of marketable securities	502,607	554,113	336,678
Net cash provided by (used in) investing activities	74,876	27,690	(155,955)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	46,734	178,746	286,509
Proceeds from the issuance of common stock in connection with collaboration agreements	—	31,710	39,986
Payment of equity offering costs	(66)	(458)	(783)
Proceeds from exercise of stock options	1,260	1,200	2,175
Issuance of common stock under employee stock purchase plan	1,268	1,379	1,069
Net cash provided by financing activities	49,196	212,577	328,956
Increase (decrease) in cash, cash equivalents and restricted cash	(33,620)	90,718	50,669
Cash, cash equivalents and restricted cash—beginning of period	210,954	120,236	69,567
Cash, cash equivalents and restricted cash—end of period	$177,334	$210,954	$120,236
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$90	$1,534	$1,706
Financing costs included in accounts payable and accrued expenses	$—	$21	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—	$83,417

The accompanying notes are an integral part of these consolidated financial statements.

Verve Therapeutics, Inc.

Notes to consolidated financial statements

1. Nature of the business and basis of presentation

Organization

Verve Therapeutics, Inc. (the “Company” or “Verve”) is a clinical-stage company developing a new class of genetic medicines for cardiovascular disease with the potential to transform treatment from chronic therapies to single-course gene editing medicines. The Company was incorporated on March 9, 2018 as Endcadia, Inc., a Delaware corporation, and began operations shortly thereafter. In January 2019, the Company amended its certificate of incorporation to change its name to Verve Therapeutics, Inc. The Company’s principal offices are located in Boston, Massachusetts.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $524.3 million as of December 31, 2024, will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

Restricted cash

Restricted cash represents collateral provided for a letter of credit issued as a security deposit in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$172,560	$206,180
Restricted cash	4,774	4,774
Total cash, cash equivalents and restricted cash	$177,334	$210,954

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Available-for-sale securities are maintained by the Company’s investment managers and consist of U.S. treasury bills and notes and U.S agency securities. The Company classifies investments available to fund current operations as current assets on its consolidated balance sheets. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

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

The Company generally invests its excess capital in money market funds, U.S. treasury bills and notes and agency securities, all of which are subject to minimal credit and market risk. The investment portfolio is maintained in accordance with the Company’s investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

Deferred offering costs

The Company capitalized incremental legal, professional accounting and other third-party fees that were directly associated with the stock offerings as other non-current assets until the offerings were consummated. After consummation of the offerings, these costs were recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

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

To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

There have been no changes to the valuation methods utilized by the Company during the years ended December 31, 2024, 2023, and 2022. The Company evaluates transfers between levels at the end of each reporting period. There were no transfers of financial instruments between levels during the years ended December 31, 2024 and 2023.

Property and equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Asset category	Estimated useful life
Computer equipment and software	3 years
Furniture and fixtures	4 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of useful life or remaining lease term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance are charged to expense as incurred.

Impairment of long-lived assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2024, 2023, and 2022.

Freestanding financial instruments and derivatives

The Company has identified the following financial instruments, which are recorded as liabilities in the balance sheet and separately accounted for at fair value.

Pursuant to the Company's license agreement with the President and Fellows of Harvard College (“Harvard”) and The Broad Institute, Inc. (“Broad”) (“Harvard/Broad License Agreement”) (see Note 8, License agreements), the following financial instrument was issued by the Company.

Success Payments—The Company is obligated to pay to Harvard and Broad tiered success payments in the event the Company’s average market capitalization exceeds specified thresholds ascending from a mid ten-digit dollar amount to $10.0 billion, or sale of the Company for consideration in excess of those thresholds. In the event of a change of control of the Company or a sale of the Company, the Company is required to pay such success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of the Company’s common stock, or a combination of cash and shares of its common stock. The success payments are accounted for under ASC 815 and were initially recorded at fair value with a corresponding charge to research and development expense. The liability is remeasured at each reporting period with all changes in value recognized in other income (expense) in the statement of operations and other comprehensive loss. No success payments were triggered or paid during the years ended December 31, 2024, 2023 and 2022. The Company will continue to adjust the liability for changes in fair value until the earlier of the achievement or expiration of the remaining success payment obligation. Refer to Note 5, Fair value of financial instruments, for additional discussion.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, 2023, and 2022, the Company’s only element of other comprehensive loss was unrealized gains and losses on marketable securities.

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

In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss for the years ended December 31, 2024, 2023, and 2022.

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

Recently adopted accounting pronouncements

Adopted in the current period

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements, primarily through enhanced disclosure requirements of significant segment expenses that are regularly provided to the CODM. Additionally, entities are required to disclose the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The improved disclosure requirements apply to all public entities that are required to report segment information, including those with only one reportable segment. The Company adopted the guidance in the fourth quarter of 2024 and provided the additional required disclosures in Note 14, Segment reporting.

3. Marketable securities

Marketable securities by security type consisted of the following:

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$174,473	$352	$(19)	$174,806
U.S. agency securities	176,820	188	(93)	176,915
Total	$351,293	$540	$(112)	$351,721

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$147,978	$144	$(15)	$148,107
U.S. agency securities	269,520	277	(134)	269,663
Total	$417,498	$421	$(149)	$417,770

The remaining contractual maturities of all marketable securities were less than 18 months as of December 31, 2024 and 24 months as of December 31, 2023. The gross unrealized losses on the Company’s marketable securities of $0.1 million as of December 31, 2024 and 2023 were caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider such marketable securities to be other-than-temporarily impaired at December 31, 2024 and 2023. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of December 31, 2024 or 2023.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

	December 31,
(in thousands)	2024	2023
Lab equipment	31,543	28,851
Leasehold improvements	776	726
Furniture and fixtures	2,323	2,323
Computer equipment	1,110	997
Total property and equipment	35,752	32,897
Less accumulated depreciation	(17,108)	(10,392)
Property and equipment, net	$18,644	$22,505

The following table summarizes depreciation expense incurred:

	Year ended December 31,
(in thousands)	2024	2023	2022
Depreciation expense	$6,753	$5,455	$2,804

5. fair value of financial instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds, marketable securities, and a derivative liability (success payment liability) pursuant to the Harvard/ Broad License Agreement. The following tables set forth the fair value of the Company’s financial instruments by level within the fair value hierarchy:

	As of December 31, 2024
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$162,022	$162,022	$—	$—
Marketable securities:
U.S. treasury bills and notes	174,806	—	174,806	—
U.S. agency securities	176,915	—	176,915	—
Total assets	$513,743	$162,022	$351,721	$—
Liabilities
Success payment liability	$1,182	—	—	$1,182
Total liabilities	$1,182	$—	$—	$1,182

	As of December 31, 2023
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$120,987	$120,987	$—	$—
Marketable securities:
U.S. treasury bills and notes	148,107	—	148,107	—
U.S. agency securities	269,663	—	269,663	—
Total assets	$538,757	$120,987	$417,770	$—
Liabilities
Success payment liability	$2,720	$—	$—	$2,720
Total liabilities	$2,720	$—	$—	$2,720

Cash Equivalents—Cash equivalents of $162.0 million and $121.0 million as of December 31, 2024 and 2023, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Success Payment Liability— The Company is obligated to pay to Harvard and Broad tiered success payments in the event its average market capitalization exceeds specified thresholds for a specified period of time ascending from a mid ten-digit dollar amount to $10.0 billion, or in the event of a sale of the Company for consideration in excess of those thresholds. In the event of a change of control or a sale of the Company, the Company is required to pay success payments in cash within a specified period following such event. Otherwise, the success payments may be settled at the Company’s option in either cash or shares of its common stock, or a combination of cash and shares of its common stock. The maximum aggregate success payments that could be payable by the Company is $31.3 million, of which $25.0 million remains payable by the Company.

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

The Company remeasured the liability at fair value with the decreases of $1.5 million, $0.2 million and $1.5 million recorded to other income for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing the success payment liability associated with the Company’s realization of a certain valuation threshold through either a sale of the Company’s common stock or a company sale at December 31, 2024, 2023, and 2022, were as follows:

	At December 31, 2024	At December 31, 2023	At December 31, 2022
Fair value of common stock (per share)	$5.64	$13.94	$19.35
Equity volatility	89%	83%	84%

The reconciliation of changes in the fair value of financial instruments based on Level 3 inputs were as follows:

(in thousands)	Success payment liability
Balance at December 31, 2022	$2,885
Change in fair value	(165)
Balance at December 31, 2023	$2,720
Change in fair value	(1,538)
Balance at December 31, 2024	$1,182

6. Accrued expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2024	2023
Employee compensation and related benefits	$14,302	$12,342
External research and development expenses	8,043	4,856
Professional fees	1,697	1,492
License and milestone payments	—	500
Other	300	988
Total	$24,342	$20,178

7. Leases

The Company’s operating lease activity is comprised of non-cancellable facility leases for office and laboratory space in Boston, Massachusetts.

The Company has also entered into multiple contract research and contract manufacturing service agreements with third parties which contain embedded leases within the scope of ASC 842. The embedded leases are considered short term leases, as the contractual terms are twelve months or less. Accordingly, no lease liability or ROU asset has been recorded.

The components of operating lease cost were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease costs	$12,936	$12,936
Variable lease costs	4,310	3,854
Short term lease costs	3,193	1,259
Total	$20,439	$18,049

Supplemental cash flow information related to operating leases was as follows:

(in thousands)	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$10,589	$12,550

As of December 31, 2024, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.9% over a weighted-average remaining lease term of 8.0 years.

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

The Company’s obligation for the payment of base rent for the Premises began in January 2023 (the “Rent Commencement Date”). Base rent is $1.1 million per month, and will increase by approximately 3% per annum.

The Boston Lease has a term of 10 years, measured from the Rent Commencement Date. The Company has the option to extend the term of the Boston Lease for a period of an additional five years. Under the terms of the Boston Lease, the Landlord made $21.0 million in certain tenant improvements to the Premises to suit the Company’s use, which amount is included in the base rent set forth in the Boston Lease.

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

Future minimum commitments under non-cancellable leases as of December 31, 2024 were as follows:

Years ending December 31,	Amount
(in thousands)
2025	$10,895
2026	11,210
2027	11,534
2028	11,868
2029	12,212
Thereafter	37,669
Total lease payments	$95,388
Less: interest	(25,405)
Present value of operating lease liabilities	$69,983

8. License agreements

Harvard/Broad license agreement

In March 2019, the Company entered into the Harvard/Broad License Agreement for certain base editing technologies pursuant to which the Company received exclusive, worldwide, sublicensable, royalty-bearing licenses under specified patent rights to develop and commercialize licensed products and nonexclusive, worldwide, sublicensable, royalty-bearing licenses under certain patent rights to research and develop licensed products. The Company agreed to use commercially reasonable efforts to develop licensed products in accordance with the development plans, to introduce any licensed products that gain regulatory approval into the commercial market, to market licensed products that have gained regulatory approval following such introduction into the market, and to make licensed products that have gained regulatory approval reasonably available to the public. The term of the agreement will continue until the expiration of the last to expire valid claim. The Company may terminate the Harvard/Broad License Agreement without cause upon four months’ prior written notice to Harvard and Broad, unless terminated earlier.

As partial consideration for the rights granted under the Harvard/ Broad License Agreement and a separate license agreement that was subsequently terminated, the Company paid $0.3 million in non-refundable upfront license fees and also issued 276,075 shares of its common stock with a fair value of $0.3 million. Additional consideration under the Harvard/Broad License Agreement is as follows:

Success Payments—The Company is required to make success payments under the Harvard/Broad License Agreement as further described in Note 5, Fair value of financial instruments.

Other Payments—The Company agreed to pay an annual license maintenance fee ranging from low-to-mid five figures to low six figures, depending on the particular calendar year, for the Harvard/Broad License Agreement. The Company is responsible for the payment of certain patent prosecution and maintenance costs incurred by Harvard and Broad related to licensed patents. To the extent achieved, the Company is obligated to pay up to an aggregate of $23.1 million and $54.0 million in development and sales-based milestones, respectively, pursuant to the Harvard/Broad License Agreement. In the year ended December 31, 2024, a development milestone was triggered and amounts paid to Harvard and Broad totaled $0.2 million. If the Company undergoes a change of control during the term of the Harvard/Broad License Agreement, then certain of the milestone payments would be increased by a mid-double-digit percentage. To the extent there are sales of a licensed product, the Company is required to pay low single digit royalties on net sales. The Company is entitled to certain reductions and offsets on these royalties with respect to a licensed product in a given country.

Beam license agreement

In April 2019, the Company and Beam Therapeutics Inc. (“Beam”) entered into a collaboration and license agreement (the “Original Beam Agreement”), pursuant to which the Company received an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology, as well as gene editing and delivery technologies to develop, make, use, offer for sale, sell and import base editing products and nuclease products using Beam’s CRISPR associated protein 12b, in each case, directed to any of four gene targets, including the PCSK9 and ANGPTL3 genes, that are associated with an increased risk of coronary diseases (the “licensed products”). Upon execution of the Original Beam Agreement and as partial consideration for the rights granted to the Company thereunder, the Company issued 276,075 shares of its common stock to Beam.

In July 2022, the Company and Beam amended and restated the Original Beam Agreement upon entering into the amended and restated collaboration and license agreement (the “ARCLA”). Pursuant to the ARCLA, Beam granted the Company an exclusive, worldwide, sublicensable license under certain of Beam’s base editing technology to develop and commercialize products directed towards a third liver-mediated, cardiovascular disease target, in addition to the PCSK9 and ANGPTL3 gene targets licensed under the Original Beam Agreement. The Company is responsible for the development and commercialization of products targeting the licensed gene targets, in each case subject to an opt-in right. Except as described below, the Company is fully responsible for the development of licensed products under the ARCLA.

In October 2023, Beam and Eli Lilly and Company ("Lilly") entered into the Transfer and Delegation Agreement (“TDA”), pursuant to which Lilly acquired certain rights previously held by Beam under the ARCLA. This included the right to opt-in to the Company’s PCSK9 and ANGPTL3 programs to share 33% of worldwide development expenses and to jointly commercialize and share profits and expenses related to commercialization in the United States on a 50/50 basis. Additionally, for an undisclosed third cardiovascular disease gene target, Lilly acquired Beam’s right to opt-in to share 35% of worldwide expenses of any product incorporating a base editor directed towards such gene target, as well as jointly commercialize and share 35% of the profits and expenses of commercializing such licensed product worldwide. Under the ARCLA, the Company retains control of the development and commercialization of all collaboration products and holds all product rights for the PCSK9 and ANGPTL3 programs outside the United States.

If Lilly exercises its opt-in right for a given licensed product (following such opt-in, a “collaboration product”), it will be obligated to pay for a specified percentage of the development and commercialization costs of such collaboration product and will have the right to receive a specified percentage of the profits from any sales of such collaboration product. With respect to each collaboration product, the Company and Lilly will enter into a subsequent co-promotion agreement prior to the anticipated sale of such collaboration product in the United States, pursuant to which the Company and Lilly will each provide 50% of the promotional effort required to promote the collaboration product. For collaboration products, on a product-by-product basis outside of the United States, the Company is obligated to pay clinical and regulatory milestones of up to an aggregate of $5.6 million and sales-based milestones of up to an aggregate of $7.5 million. The Company triggered milestone payments of $0.5 million in 2022 to Beam under Beam's third-party agreements.

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

The ARCLA granted Beam, on a target-by-target basis, the option to obtain a non-exclusive, worldwide, sublicensable license to the Company’s GalNAc-LNP delivery technology for the development and commercialization of certain base editor products, as to which Beam would owe the Company a fee upon exercise of each option, certain regulatory and commercial sale milestones as well as low single-digit royalties on net sales for base editor products using the GalNAc-LNP delivery technology. These rights remained with Beam and were not transferred to Lilly under the TDA. The Company concluded the receipt of any milestone or royalty payments under the ARCLA was not probable as of December 31, 2024.

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

Acuitas agreements

Development and option agreement

In December 2019, the Company and Acuitas Therapeutics, Inc. ("Acuitas") entered into a development and option agreement, which agreement was amended and restated in October 2020. The Company agreed to reimburse Acuitas on a quarterly basis for its services performed related to the program activities based on an agreed upon number of fulltime employees committed to work on the program at an annual rate per employee, including reimbursement of reasonable external costs. The Company did not recognize any research and development expense during the years ended December 31, 2024 and 2023 related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees. The Company recognized $0.1 million for the year ended December 31, 2022 related to the reimbursement of research and development services provided by Acuitas and technology maintenance fees. Under the terms of the agreement, the Company allowed the development and option agreement to terminate upon reaching the third anniversary of the agreement in December 2022.

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

To the extent achieved, the Company is also obligated to pay up to an aggregate of $9.8 million in clinical and regulatory milestones and $9.5 million in sales-based milestones. A milestone payment of $0.8 million was triggered and paid during the year ended December 31, 2022. No research and development expenses were recognized under the agreement in the years ended December 31, 2024 and 2023.

Novartis license agreement

In October 2021, the Company entered into a license agreement with Novartis Pharma AG (“Novartis”) to obtain a non-exclusive license to lipid technology the Company is using in connection with the research and development of certain product candidates, including VERVE-102 and VERVE-201. As consideration for the license and rights granted under the agreement, the Company made a one-time, non-refundable, upfront payment of $0.8 million during the year ended December 31, 2021. The license agreement requires the Company to pay up to an aggregate of $10.0 million in clinical and regulatory milestones and $35.0 million in sales-based milestones for products that incorporate the licensed lipid technology. In 2023, the first milestone was triggered and amounts due to Novartis totaled $0.5 million, of which amounts were paid in cash during the year ended December 31, 2024. No research and development expenses were recognized under the agreement in the year ended December 31, 2024.

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

9. Legal proceedings

On August 27, 2024, a putative securities class action lawsuit captioned Oldroyd v. Verve Therapeutics, Inc., et. al., Case No. 1:24-CV-12218, was filed against the Company and certain of the Company’s officers in the U.S. District Court for the District of Massachusetts. The complaint alleged violations of Sections 10(b) and 20(a) of the

Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on the basis of purportedly materially false and misleading statements and omissions concerning the Company's pause in enrollment of the Heart-1 trial. The complaint sought, among other things, unspecified damages, interest, attorneys’ fees, expert fees, and other costs. In December 2024, the court appointed the lead plaintiff for the action. On February 4, 2025, the lead plaintiff voluntarily dismissed the action without prejudice against all defendants and as to all claims.

10. Collaboration and license agreements

Vertex agreement

Summary of agreement

In July 2022, the Company entered into a Strategic Collaboration and License Agreement (the “Vertex Agreement”) with Vertex Pharmaceuticals Incorporated (“Vertex”) for an exclusive, four-year worldwide research collaboration focused on developing in vivo gene editing candidates toward an undisclosed target for the treatment of a single liver disease. The Company received an upfront payment from Vertex of $25.0 million. Additionally, in connection with the execution of the Vertex Agreement, the Company entered into a stock purchase agreement (the “Vertex Stock Purchase Agreement”) with Vertex, pursuant to which the Company sold 1,519,756 shares of its common stock to Vertex at a price of $23.03 per share, for an aggregate purchase price of $35.0 million.

Pursuant to the Vertex Agreement, the Company was responsible for discovery, research and certain preclinical development of novel in vivo gene editing development candidates for the target of interest. The Company’s research activities were focused on (i) identifying and engineering specific gene editing systems and in vivo delivery systems directed to the target and (ii) evaluating and optimizing development candidates to achieve criteria specified in the Vertex Agreement. Vertex was obligated to reimburse the Company’s research expenses consistent with a mutually agreed-upon research plan and budget (“Vertex Research Plan”). The research term had an initial term of four years and could have been extended by Vertex for up to one additional year (“Vertex Research Term”).

In January 2025, Vertex provided the Company with notice to terminate the Vertex Agreement within 90 days for convenience.

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

The Company identified $20.0 million of fixed transaction price consisting of the $25.0 million upfront fee offset by a discount of $5.0 million related to the 1,519,756 shares sold to Vertex under the Vertex Stock Purchase Agreement when measured at fair value on the date of issuance. The Company was also entitled to reimbursement of costs incurred associated with the delivery of services under the Vertex Research Plan. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $5.8 million at inception. The Company concluded that these amounts do not require a constraint and were included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration payable to the Company upon reaching certain milestones were excluded from the transaction price as that consideration may only be earned subsequent to an option exercise

The Company has concluded that the variable consideration related to the cost reimbursement of the Initial Vertex Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services performed under the Vertex Research Plan. The reimbursement of the Initial Vertex Research Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $20.0 million to the three licensed agent material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each licensed agent license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research activities to identify the licensed agents. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed agent being identical and (ii) all licensed agents are targeting the same gene. As such, based on the relative standalone selling price for each of the three material rights, the allocation of the transaction price to the separate performance obligations, at inception, was as follows:

Performance obligation	Amount
(in thousands)
Research services obligation	$5,845
First licensed agent material right	6,667
Second licensed agent material right	6,667
Third licensed agent material right	6,666
Total	$25,845

The amount allocated to the Initial Vertex Research Services obligation was recognized on a proportional performance basis over the period of service using input-based measurements of total cost of research incurred to estimate the proportion performed and remeasured at the end of each reporting period. The amount allocated to the licensed agent material rights was recorded as deferred revenue and will be recognized in full upon expiry of the Vertex Research Term. The Company classifies unexercised material rights as deferred revenue, net of current portion on the consolidated balance sheet as they are contingent upon successful development of licensed agents and at the option of the customer. When a material right is exercised, the amount allocated to the material right, which will be earned within the next twelve months, is reclassified to current deferred revenue.

The reimbursement related to the Initial Vertex Research Services was $5.4 million, based on the services rendered upon completion of the Initial Vertex Research Services as of June 30, 2023. Upon completion of the Initial Vertex Research Services, the parties agreed upon and estimated additional services to be rendered through December 31, 2024. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $16.9 million which was recognized on a proportional performance basis over the period of service using an input-based measurement.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized $11.9 million, $8.5 million and $1.9 million, respectively, of revenue associated with the Vertex Agreement related to research services performed during the period. As of December 31, 2024, the Company has recorded $20.0 million as non-current deferred revenue. Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the years ended December 31, 2024, 2023, and 2022.

Lilly agreement

Summary of agreement

In June 2023, the Company entered into the Research and Collaboration Agreement (the "Lilly Agreement") with Lilly for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program. On July 26, 2023, following expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the Lilly Agreement became effective. Additionally, in June 2023, in connection with the execution of the Lilly Agreement, the Company entered into a stock purchase agreement with Lilly (the “Lilly Stock Purchase Agreement”), pursuant to which the Company sold 1,552,795 shares of the Company's common stock to Lilly at a price of $19.32 per share for an aggregate purchase price of $30.0 million (the “Private Placement”). The Private Placement closed on July 31, 2023.

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

The Company identified $28.5 million of fixed transaction price consisting of (i) the $30.0 million upfront fee in the Lilly Agreement, (ii) the $0.3 million upfront fee in the Lilly Option, which is combined for accounting purposes, (iii) offset by a discount of $1.7 million related to the 1,552,795 shares sold to Lilly under the Lilly Stock Purchase Agreement when measured at fair value on the date of issuance. The Company is also entitled to reimbursement of costs incurred associated with the delivery of the Lilly Research Services. The Company utilized the most likely amount approach and estimated the expected cost reimbursement to be $18.7 million at inception, which represents the budget for the first year of the Lilly Research Services. The remainder of the Lilly Research and Development Plan budget is subject to annual review by Lilly and the Company. The Company concluded that these amounts do not require a constraint and are included in the transaction price at inception. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price at contract inception as they are not probable at this time. The probability will be re-evaluated each reporting period, and the transaction price will be updated accordingly.

The Company has concluded that the variable consideration related to the cost reimbursement of the Lilly Research Services obligation will be allocated entirely to that obligation as the cost reimbursement relates specifically to the services being performed under the Research and Development Plan. The reimbursement of the Research and Development Services is considered to be at a market rate and therefore depicts the estimated amount it would expect to receive for this obligation. As a result, the Company allocated the fixed consideration of $28.5 million to the two licensed product material rights based on their relative standalone selling prices. The estimated standalone selling price for each material right was based on an adjusted market assessment approach. The Company concluded that the market would be willing to pay an equal amount for each license on a standalone basis before being adjusted for the probability of the option becoming exercisable upon the successful completion of research and development activities to identify the licensed products. The Company reached this conclusion after considering (i) the downstream economics including success fees, milestones and royalties related to each licensed product being identical and (ii) both licensed products are targeting the same gene. As such, based on the relative standalone selling price for each of the material rights, the allocation of the transaction price to the separate performance obligations, at inception, was as follows:

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

During the year ended December 31, 2024, the Company recognized $20.4 million of revenue associated with the Lilly Agreement related to the Lilly Research Services performed during the periods, inclusive of a $0.2 million cumulative catch-up related to the $5.0 million research and development milestone achieved in March 2024. During the year ended December 31, 2023, the Company recognized $3.2 million of revenue associated with the Lilly Agreement related to Lilly Research Services performed during the period. As of December 31, 2024, the Company has recorded $30.3 million of long-term deferred revenue and $3.6 million of short-term deferred revenue, of which $28.5 million related to the unexercised material rights and the remaining $5.4 million related to the Lilly Research Services and will be recognized over the period of service. In January 2025, the Lilly JSC determined that the candidate selection criteria had been achieved and designated the initial development candidate under the Lilly Agreement. The selection of the candidate resulted in the Company earning a $20.0 million milestone payment, which the Company received in February 2025.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s consolidated statements of operations during the years ended December 31, 2024 and 2023.

Collaboration revenue

As of December 31, 2024, the Company's contract liabilities were related to the Company's collaborations with Lilly and Vertex. The following table presents changes in the Company's collaboration receivable and contract liabilities for the year ended December 31, 2024:

	Balance at December 31, 2023	Additions	Deductions	Balance at December 31, 2024
(in thousands)
Collaboration receivable	$5,897	$18,667	$(21,309)	$3,255
Contract liabilities:
Deferred revenue, current	—	19,939	(16,334)	3,605
Deferred revenue, non-current	$48,556	$1,709	$-	$50,265

11. Common stock

As of December 31, 2024, 2023, and 2022, the Company had authorized 200,000,000 shares of common stock, $0.001 par value per share.

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

In July 2022, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. As of December 31, 2024, the Company sold 8,393,841 shares of its common stock under the Sales Agreement for aggregate net proceeds of $110.2 million, after deducting commissions and offering expenses payable by the Company.

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

12. Stock-based compensation

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

In June 2021, the Company's board of directors adopted, and the Company's stockholders approved, the 2021 Stock Incentive Plan (the “2021 Plan”), which became effective on June 16, 2021. The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted and unrestricted stock and stock units, performance awards, and other share-based awards to the Company's employees, directors, advisors and outside consultants. The shares reserved for issuance pursuant to the 2021 Plan are subject to an annual increase through January 1, 2031. As of December 31, 2024 the Company had reserved 14,242,655 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,171,950 remained available for future grant under the 2021 Plan. On January 1, 2025, 4,437,911 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

In February 2024, the board of directors adopted the 2024 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of December 31, 2024 the Company had reserved 4,000,000 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 3,331,350 remained available for future grant under the Inducement Plan.

Stock-based compensation expense recorded in the consolidated statements of operations and comprehensive loss is as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Research and development	$22,850	$19,125	$12,486
General and administrative	20,405	15,991	9,991
Total stock-based compensation expense	$43,255	$35,116	$22,477

Stock options

The assumptions used in Black-Scholes for stock options granted were as follows:

	Year ended December 31,
	2024	2023	2022
Expected volatility	78.0%	77.7%	77.3%
Weighted-average risk-free interest rate	4.3%	4.0%	2.4%
Expected dividend yield	—	—	—
Expected term (in years)	6.0	6.0	6.0

The following table provides a summary of stock option activity during the year ended December 31, 2024:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2023	9,924,878	$16.97
Granted	4,366,116	9.77
Exercised	(660,594)	1.91
Forfeited	(1,004,740)	21.07
Outstanding at December 31, 2024	12,625,660	$14.95	7.5	$6,421
Exercisable at December 31, 2024	6,492,352	$15.68	6.2	$5,561
Expected to vest after December 31, 2024(1)	6,133,308	$14.17	8.8	$860

(1)
This represents the number of unvested options outstanding as of December 31, 2024 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money as of December 31, 2024.

During the year ended December 31, 2024, the weighted average grant date fair value of the stock options granted was $9.77 per share. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2024 was approximately $3.4 million while the Company received $1.3 million in proceeds for the exercise of these options.

As of December 31, 2024, there was $53.4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

Restricted stock units

During the year ended December 31, 2024, the Company granted 1,603,850 restricted stock units under the 2021 Plan and Inducement Plan. These restricted stock units vest in substantially equal installments over a two to four-year period.

A summary of the status of and change in unvested restricted stock units as of December 31, 2024 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2023	964,511	$19.92
Restricted stock units granted	1,603,850	$10.91
Restricted stock units vested	(229,478)	$21.49
Restricted stock units forfeited	(246,069)	$15.49
Unvested restricted stock units as of December 31, 2024	2,092,814	$13.36

At December 31, 2024, there was $22.2 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of 2.9 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. As of December 31, 2024, 544,014 shares had been purchased by employees under the ESPP and 1,811,424 shares remained available for issuance under the ESPP. On January 1, 2025, 887,582 shares of common stock were added to the amount reserved for sale under the ESPP.

13. Net loss per share

The following table summarizes the computation of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Numerator:
Net loss	$(198,709)	$(200,068)	$(157,387)
Denominator:
Weighted average number of common shares, basic and diluted	84,722,277	64,175,137	54,023,653
Net loss per common share, basic and diluted	$(2.35)	$(3.12)	$(2.91)

The Company’s potential dilutive securities, which include unvested restricted stock units, and common stock options, have been excluded from the computation of diluted net loss per share as the effects would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at period end, from the computation of diluted net loss per share for the period indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2024	2023	2022
Unvested restricted stock units	2,092,814	964,511	677,825
Outstanding options to purchase common stock	12,625,660	9,924,878	7,612,826
Total	14,718,474	10,889,389	8,290,651

14. Segment reporting

The Company has one reportable segment relating to the research and development of gene editing medicines. The segment derives its current revenues from research and development collaborations. As of December 31, 2024 and 2023, substantially all of the Company's long-lived assets were from U.S. operations.

The Company’s CODM, its Chief Executive Officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews consolidated net loss, total expenses and expenses by function and the CODM makes decisions using this information. The CODM allocates resources based on the Company's available cash resources, forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. Segment asset information is not used by the CODM to allocate resources.

The table below is a summary of segment loss, including significant segment expenses that are regularly provided to the CODM:

	Year ended December 31,
(in thousands)	2024	2023	2022
Revenue	$32,332	$11,758	$1,941
Less:
Research and early development(a)	62,789	61,828	62,159
Development(a)	29,075	16,913	10,447
Chemistry, manufacturing and controls (CMC)(a)	63,369	63,874	32,851
General and administrative(a)	55,751	51,696	36,889
Interest income	(28,898)	(23,696)	(6,833)
Other segment expenses(b)	48,955	41,211	23,815
Net loss	$(198,709)	$(200,068)	$(157,387)

(a) All facility and information technology related costs, which totaled $20.4 million, $18.6 million and $9.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, are allocated to general and administrative expenses.

(b) Other segment expenses include depreciation, stock-based compensation expenses, other expense, income tax expense, and change in fair value of success payment liability.

15. Income taxes

The Company's losses before income taxes consist solely of losses from domestic operations, which totaled $198.4 million, $199.8 million and $157.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Income tax expense is summarized as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$-	$-	$-
State	349	275	53
Foreign	-	-	-
Total current provision	$349	$275	$53
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	-	-	-
Total deferred provision	$-	$-	$-

A reconciliation of the income tax expense computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Change in valuation allowance	(28.6)%	(31.3)%	(34.7)%
Stock-based compensation	(1.4)%	(1.0)%	(0.3)%
Executive compensation	(0.4)%	(0.2)%	(0.8)%
Permanent items	(0.1)%	(0.1)%	(0.2)%
State income taxes, net of federal benefit	6.9%	8.2%	8.4%
Research and development tax credits	2.8%	3.6%	5.6%
Other	(0.4)%	(0.3)%	1.0%
Effective income tax rate	(0.2)%	(0.1)%	—%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are comprised of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$57,936	$51,295
Capitalized costs—net of amortization	9,948	10,844
Research and development tax credits	38,764	31,220
Capitalized research costs	94,064	64,255
Deferred revenue	13,107	5,525
Stock-based compensation	14,721	8,926
Other	163	134
Lease liability	18,890	20,646
Accrued expenses	3,632	3,726
Total deferred tax assets	251,225	196,571
Deferred tax liabilities:
Property and equipment	(1,323)	(1,207)
Right of use asset	(21,077)	(23,254)
Total deferred tax liabilities	(22,400)	(24,461)
Total deferred tax assets, net	228,825	172,110
Less: valuation allowance	(228,825)	(172,110)
Deferred tax assets, net of valuation allowance	$—	$—

The Company has incurred net operating losses in each year since inception. Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets, which are comprised primarily of net operating loss carryforwards, tax credits, and costs capitalized for tax purposes. Management has considered the Company’s history of cumulative net losses in the United States and estimated future tax losses and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2024 and 2023. The valuation allowance increased by $56.7 million in 2024, due to the increase in deferred tax assets, primarily due to net operating loss carryforwards, tax credit carryforwards, and increase in deferred tax assets associated with current year temporary items.

Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. The Company’s ability to utilize these federal and state net operating loss and research and development credit carryforwards may be limited in the future if the Company experiences an ownership change pursuant to Internal Revenue Code 382. An ownership change occurs when the ownership percentages of 5% or greater shareholders change by more than 50% over a three-year period. As of December 31, 2024, the Company has not completed a study to assess whether a change of ownership has occurred and whether the net operating losses and credits are limited due to a change in ownership. To the extent that an assessment is completed in the future, the Company’s ability to utilize tax attributes could be restricted on a year-by-year basis and certain attributes could expire before they are utilized.

As of December 31, 2024, the Company had approximately $208.1 million of federal and $225.2 million of state net operating loss carryforwards. The federal net operating losses have an indefinite life and can be utilized to offset 80% of future taxable income, while the state net operating losses will start to expire from 2038 through 2044. Additionally, as of December 31, 2024, the Company had approximately $26.5 million of federal tax credits that expire from 2039 to 2044. The Company had $15.5 million of Massachusetts research and development tax credits and Massachusetts investment tax credits that expire starting in 2035 and 2025, respectively.

As of December 31, 2024 and 2023, the Company had no uncertain tax positions. The Company recognizes both interest and penalties associated with unrecognized tax benefits as a component of income tax expense. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

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

16. Related party transactions

The board of directors of the Company elected an executive officer of Vertex to the Company's board of directors in June 2024. In July 2022, the Company and Vertex entered into the Vertex Agreement. During the three months ended December 31, 2024, the Company received reimbursements of $3.3 million associated with the Vertex Agreement, which were recorded as revenue. For more information about the Vertex Agreement, see Note 10, Collaboration and license agreements—Vertex agreement.

17. Employee benefit plans

The Company has a defined-contribution plan established under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”), which covers substantially all employees. Employees are eligible to participate in the 401(k) Plan beginning on the first day of employment. The 401(k) Plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $23,000 in 2024 with a catch-up contribution limit equal to $7,500 for those 50 years of age or older, and have the amount of the reduction contributed to the 401(k) Plan. Since January 1, 2020 the Company matches 100% of each participant’s annual contribution to the 401(k) plan up to 3% of the participant’s salary and then 50% of each participant’s contribution up to 2% of the participant’s salary. The match immediately vests 100%. The matching contributions by the Company to the 401(k) plan were $1.8 million, $1.5 million and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

18. Subsequent events

In January 2025, the Company announced the nomination of VERVE-301 as the development candidate for the Lp(a) program. This development candidate nomination triggered a $20.0 million payment to the Company under the Lilly Agreement. The Company received the milestone payment in February 2025.

In January 2025, Vertex provided the Company with notice to terminate the Vertex Agreement within 90 days for convenience.