Form 10-Q
period 2025-03-31
Verve Therapeutics, Inc.
filed 2025-05-14
CIK 1840574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 7, 2025, the registrant had 89,143,237 shares of common stock, par value $0.001 per share, outstanding.

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
•
the timing of initiation of the planned Phase 2 clinical trial of VERVE-102;
•
the timing for delivery of the opt-in package to Eli Lilly and Company, or Lilly, and Lilly's decision, and timing thereof, for the PCSK9 program;
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
•
our ability to establish and maintain collaborations, including our collaboration with Lilly; and
•
the potential impact of public health epidemics or pandemics and of global economic and political developments, including fluctuations in inflation and interest rates and tariffs or other trade restrictions, on our business, operations, strategy and goals.

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

Part I ─ Financial Information

Item 1. Financial Statements

Verve Therapeutics, Inc.

Condensed consolidated balance sheets

(in thousands, except share and per share amounts) (unaudited)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$96,554	$172,560
Marketable securities	400,523	351,721
Collaboration receivable	1,399	3,255
Prepaid expenses and other current assets	13,174	15,215
Total current assets	511,650	542,751
Property and equipment, net	18,457	18,644
Restricted cash	4,774	4,774
Operating lease right-of-use assets	76,217	78,082
Other long term assets	3,065	3,141
Total assets	$614,163	$647,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,352	$4,520
Accrued expenses	17,053	24,342
Deferred revenue, current	19,060	3,605
Lease liability, current portion	10,516	10,442
Total current liabilities	51,981	42,909
Long term lease liability	58,120	59,541
Success payment liability	959	1,182
Deferred revenue, non-current	29,520	50,265
Other long term liabilities	70	95
Total liabilities	140,650	153,992
Commitments and contingencies (See Note 7 and Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 88,796,578 and 88,758,218 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	89	89
Additional paid-in capital	1,247,078	1,235,897
Accumulated other comprehensive income	393	428
Accumulated deficit	(774,047)	(743,014)
Total stockholders’ equity	473,513	493,400
Total liabilities and stockholders’ equity	$614,163	$647,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of operations and comprehensive loss

	Three months ended March 31,
(in thousands, except share and per share amounts) (unaudited)	2025	2024
Collaboration revenue	$32,976	$5,695
Operating expenses:
Research and development	54,458	48,376
General and administrative	15,154	14,163
Total operating expenses	69,612	62,539
Loss from operations	(36,636)	(56,844)
Other income:
Change in fair value of success payment liability	223	78
Interest and other income, net	5,459	8,136
Total other income, net	5,682	8,214
Loss before provision for income taxes	(30,954)	(48,630)
Provision for income taxes	(79)	(106)
Net loss	$(31,033)	$(48,736)
Net loss per common share, basic and diluted	$(0.35)	$(0.59)
Weighted-average common shares used in net loss per share, basic and diluted	88,795,827	83,132,960
Comprehensive Loss:
Net loss	$(31,033)	$(48,736)
Other comprehensive loss:
Unrealized (loss) on marketable securities	(35)	(772)
Comprehensive loss	$(31,068)	$(49,508)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of stockholders’ equity

	Common stock
(in thousands, except share amounts) (unaudited)	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
Balance at December 31, 2023	81,969,693	$82	$1,143,453	$272	$(544,305)	$599,502
Exercise of stock options	76,044	—	301	—	—	301
Vesting of restricted stock units	7,290	—	—	—	—	—
Issuance of common stock from At-the-Market offering, net of issuance costs of $747	1,766,835	2	22,431	—	—	22,433
Unrealized loss on marketable securities	—	—	—	(772)	—	(772)
Stock-based compensation	—	—	10,341	—	—	10,341
Net loss	—	—	—	—	(48,736)	(48,736)
Balance at March 31, 2024	83,819,862	$84	$1,176,526	$(500)	$(593,041)	$583,069

Balance at December 31, 2024	88,758,218	$89	$1,235,897	$428	$(743,014)	$493,400
Exercise of stock options	1,316	—	7	—	—	7
Vesting of restricted stock units	37,044	—	—	—	—	—
Unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Stock-based compensation	—	—	11,174	—	—	11,174
Net loss	—	—	—	—	(31,033)	(31,033)
Balance at March 31, 2025	88,796,578	$89	$1,247,078	$393	$(774,047)	$473,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Verve Therapeutics, Inc.

Condensed consolidated statements of cash flows

	Three months ended March 31,
(unaudited, in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(31,033)	$(48,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,716	1,632
Non-cash lease expense	1,865	1,768
Net accretion of discount on marketable securities	(1,893)	(3,967)
Stock-based compensation	11,174	10,341
Change in fair value of success payments liabilities	(223)	(78)
Changes in operating assets and liabilities:
Collaboration receivable	1,856	168
Prepaid expenses and other assets	2,117	(672)
Accounts payable	729	(3,306)
Accrued expenses and other liabilities	(7,515)	(3,649)
Operating lease liabilities	(1,348)	(1,234)
Deferred revenue	(5,290)	4,651
Net cash used in operating activities	(27,845)	(43,082)
Cash flows from investing activities:
Purchases of property and equipment	(1,224)	(433)
Purchases of marketable securities	(144,817)	(164,190)
Maturities of marketable securities	97,873	122,991
Net cash used in investing activities	(48,168)	(41,632)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	22,484
Proceeds from exercise of stock options	7	301
Payment of equity offering costs	—	(51)
Net cash provided by financing activities	7	22,734
Decrease in cash, cash equivalents and restricted cash	(76,006)	(61,980)
Cash, cash equivalents and restricted cash—beginning of period	177,334	210,954
Cash, cash equivalents and restricted cash—end of period	$101,328	$148,974
Supplemental disclosure of noncash investing and financing activities:
Property and equipment additions included in accounts payable and accrued expenses	$396	$545

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. The Company expects that its cash, cash equivalents and marketable securities of $497.1 million as of March 31, 2025 will be sufficient to fund its operations and capital expenditure requirements beyond the next 12 months from the date of issuance of these financial statements. The Company will need additional financing to support its continuing operations and pursue its growth strategy. Until such time as the Company can generate significant revenue from product sales, if ever, it expects to finance its operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. The Company may be unable to raise additional funds or enter into such other agreements when needed on favorable terms or at all. The inability to raise capital as and when needed could have a negative impact on the Company’s financial condition and its ability to pursue its business strategy. The Company will need to generate significant revenue to achieve profitability, and it may never do so.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments that are necessary to present fairly the Company’s financial position as of March 31, 2025 and December 31, 2024, the results of its operations and other comprehensive loss for the three months ended March 31, 2025 and 2024, stockholders’ equity for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025, or for any future period. These interim financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025.

2. Summary of significant accounting policies

The Company's significant accounting policies are disclosed in Note 2, "Summary of significant accounting policies," in the audited consolidated financial statements for the year ended December 31, 2024, and notes thereto, included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. Since the date of those financial statements, there have been no changes to the Company's significant accounting policies.

Cash, cash equivalents and restricted cash

Restricted cash represents collateral provided for letter of credit issued as security deposits in connection with the Company’s leases of its corporate facilities. A reconciliation of the cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the condensed consolidated statement of cash flows is as follows:

	March 31,	March 31,
(in thousands)	2025	2024
Cash and cash equivalents	$96,554	$144,200
Restricted cash	4,774	4,774
Total cash, cash equivalents and restricted cash	$101,328	$148,974

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to enhance the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted the new standard on January 1, 2025 and applied the disclosure requirements presented on a prospective basis in the financial statements.

3. Marketable securities

Marketable securities by security type consisted of the following:

	March 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$267,294	$308	$(11)	$267,591
U.S. agency securities	132,836	133	(37)	132,932
Total	$400,130	$441	$(48)	$400,523

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. treasury bills and notes	$174,473	$352	$(19)	$174,806
U.S. agency securities	176,820	188	(93)	176,915
Total	$351,293	$540	$(112)	$351,721

The remaining contractual maturities of all marketable securities were less than 16 months as of March 31, 2025 and 18 months as of December 31, 2024. The gross unrealized losses on the Company’s marketable securities were de minimis as of March 31, 2025. The gross unrealized losses on the Company's marketable securities of $0.1 million as of December 31, 2024 was caused by interest rate increases which resulted in the decrease in market value of these securities. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider those marketable securities to be impaired at March 31, 2025 or December 31, 2024. None of the Company’s marketable securities have been in a continuous unrealized loss position for 12 months or greater as of March 31, 2025 or December 31, 2024.

4. Property and equipment, net

Property and equipment, net, consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Lab equipment	$33,072	$31,543
Leasehold improvements	776	776
Furniture and fixtures	2,323	2,323
Computer equipment	1,110	1,110
Total property and equipment	37,281	35,752
Less accumulated depreciation	(18,824)	(17,108)
Property and equipment, net	$18,457	$18,644

The following table summarizes depreciation expense incurred:

	Three months ended March 31,
(in thousands)	2025	2024
Depreciation expense	$1,716	$1,632

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

	As of March 31, 2025
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$67,138	$67,138	$—	$—
Marketable securities:
U.S. treasury bills and notes	267,591	—	267,591	—
U.S. agency securities	132,932	—	132,932	—
Total assets	$467,661	$67,138	$400,523	$—
Liabilities
Success payment liability	$959	$—	$—	$959
Total liabilities	$959	$—	$—	$959

	As of December 31, 2024
(in thousands)	Fair value	Level 1	Level 2	Level 3
Assets
Money market funds	$162,022	$162,022	$—	$—
Marketable securities:
U.S. treasury bills and notes	174,806	—	174,806	—
U.S. agency securities	176,915	—	176,915	—
Total assets	$513,743	$162,022	$351,721	$—
Liabilities
Success payment liability	$1,182	$—	$—	$1,182
Total liabilities	$1,182	$—	$—	$1,182

Cash Equivalents—Cash equivalents of $67.1 million and $162.0 million as of March 31, 2025 and December 31, 2024, respectively, consisted of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

The Company remeasured the liability at fair value with corresponding decreases of $0.2 million and $0.1 million recorded to other income for the three months ended March 31, 2025 and 2024, respectively.

The Company will continue to adjust the remaining success payment liability for changes in fair value until the earlier of the achievement or expiration of the obligation.

The primary inputs used in valuing the success payment liability associated with the Company’s realization of a certain valuation threshold through either a sale of the Company’s common stock or a company sale at March 31, 2025 and December 31, 2024 were as follows:

	At March 31, 2025	At December 31, 2024
Fair value of common stock (per share)	$4.57	$5.64
Equity volatility	89%	89%

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2025 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2024	$1,182
Change in fair value	(223)
Balance at March 31, 2025	$959

The reconciliation of change in the fair value of financial instruments based on Level 3 inputs for the three months ended March 31, 2024 is as follows:

(in thousands)	Success payment liability
Balance at December 31, 2023	$2,720
Change in fair value	(78)
Balance at March 31, 2024	$2,642

6. Accrued expenses

Accrued expenses consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Employee compensation and related benefits	$7,046	$14,302
External research and development expenses	7,680	8,043
Professional fees	1,807	1,697
Other	520	300
Total	$17,053	$24,342

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

The components of operating lease cost were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Operating lease costs	$3,234	$3,234
Variable lease costs	1,203	1,057
Short term lease costs	1,459	1,904
Total	$5,896	$6,195

Supplemental cash flow information related to operating leases was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows related to operating leases	$2,717	$2,641

As of March 31, 2025, the Company’s operating leases were measured using a weighted-average incremental borrowing rate of 7.89% over a weighted-average remaining lease term of 7.8 years.

Future minimum commitments under non-cancellable leases as of March 31, 2025 were as follows:

Years ending December 31,	Amount
(in thousands)
Remainder of 2025	$8,177
2026	11,211
2027	11,534
2028	11,868
2029	12,212
Thereafter	37,669
Total lease payments	$92,671
Less: interest	(24,035)
Present value of operating lease liabilities	$68,636

8. License agreements

The Company's significant license agreements are disclosed in Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. Since the date of those financial statements, there have been no changes to its license agreements.

9. Collaboration and license agreements

The Company's significant collaboration and license agreements are disclosed in Note 10, "Collaboration and license agreements," to the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025. Since the date of those financial statements, there have been no changes to its collaboration and license agreements, except as noted below.

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

During the three months ended March 31, 2025 and 2024, the Company recognized $1.4 million and $3.0 million of revenue, respectively, associated with the Vertex Agreement related to research services performed during the period. During the three months ended March 31, 2025, the Company also recognized $20.0 million of revenue related to the amount associated with the licensed agent material right obligation. This amount was previously included in deferred revenue and recognized as revenue in the first quarter of 2025 given that the Company did not have any performance obligations under the Vertex Agreement subsequent to March 31, 2025.

Costs incurred relating to the Company’s collaboration programs under the Vertex Agreement consisted of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024.

Lilly agreement

In June 2023, the Company entered into a Research and Collaboration Agreement (the “Lilly Agreement”) with Eli Lilly and Company ("Lilly") for an exclusive, five-year worldwide research collaboration initially focused on advancing the Company’s discovery-stage in vivo gene editing lipoprotein(a) program.

During the three months ended March 31, 2024, the Company achieved a research and development milestone under the Lilly Agreement which triggered a $5.0 million payment that was received in the same period. Upon achievement of the milestone, the Company updated the transaction price and allocated the $5.0 million milestone to the research and development activities under the Lilly Agreement (the “Lilly Research Services”).

During the three months ended March 31, 2025, the joint steering committee under the Lilly Agreement determined that the candidate selection criteria had been achieved and designated the initial development candidate under the Lilly Agreement. Under the terms of the Lilly Agreement, a $20.0 million milestone was due to the Company upon achievement of the candidate selection criteria, and the Company received the payment in the same period.

Upon designation of the initial development candidate, the Company granted to Lilly an exclusive license to develop and commercialize the selected candidate ("First Licensed Product") which resulted in the exercise of the first licensed product material right. Accordingly, the Company concluded that there is a single identified combined performance obligation consisting of the exclusive license and additional development services (“First Licensed Product Performance Obligation”). The Company is recognizing revenue associated with the First Licensed Product Performance Obligation on a proportional performance basis over the period of service through Phase 1 development using input-based measurements of total cost of research incurred to estimate the proportion performed to date.

The Company utilized the most likely amount approach and estimated the expected cost reimbursement upon exercise of the first licensed product material right, which represents the initial budget for the research services provided in connection with the First Licensed Product Performance Obligation. The Company allocated the $20.0 million milestone, $14.3 million in consideration originally allocated to the first licensed product material right, and $71.0 million of estimated reimbursement of costs associated with the delivery of the additional research services in connection with the Phase 1 development services to the First Licensed Product Performance Obligation. The Company concluded that these amounts do not require a constraint and are included in the transaction price. The Company considers this estimate at each reporting date and updates the estimate based on information available. Additional consideration to be paid to the Company upon reaching certain milestones are excluded from the transaction price as they are not probable at this time. The probability will be re-evaluated each reporting period, and the transaction price will be updated accordingly.

During the three months ended March 31, 2025, the Company recognized $11.6 million of revenue associated with the Lilly Agreement, including $3.3 million associated with the initial Lilly Research Services and $8.3 million related to the recognition of amounts allocated to the First Licensed Product Performance Obligation.

The Company continues to classify the unexercised material right of $14.3 million related to the second licensed product as long-term deferred revenue on the consolidated balance sheet as the remaining unexercised material right is contingent upon the successful development and achievement of development criteria achieved through the Lilly Research Services for the second licensed product. As of March 31, 2025, the Company has recorded $29.5 million of long-term deferred revenue and $19.1 million of short-term deferred revenue, of which $14.3 million related to the unexercised material rights and the remaining $34.3 million related to the Lilly Research Services and First Licensed Product Performance Obligation.

Costs incurred relating to the Company’s collaboration programs under the Lilly Agreement consist of internal and external research costs, which primarily include: salaries and benefits, and preclinical research studies. These costs are included in research and development expenses in the Company’s condensed consolidated statements of operations during the three months ended March 31, 2025 and 2024.

Collaboration revenue

The following table presents changes in the Company's collaboration receivable and contract liabilities for the three months ended March 31, 2025:

	Balance at December 31, 2024	Additions	Deductions	Balance at March 31, 2025
(in thousands)
Collaboration receivable	$3,255	$1,399	$(3,255)	$1,399
Contract liabilities:
Deferred revenue, current	3,605	26,286	(10,831)	19,060
Deferred revenue, non-current	$50,265	$8,889	$(29,634)	$29,520

As of March 31, 2025, the Company's contract liabilities were related to the Company's collaboration with Lilly.

10. Common stock

In July 2022, the Company entered into an Open Market Sale Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") as the agent pursuant to which the Company is entitled to offer and sell, from time to time at prevailing market prices, shares of the Company’s common stock. The Company agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. During the three months ended March 31, 2025, the Company did not sell any shares of its common stock under the Sales Agreement. During the three months ended March 31, 2024, the Company sold 1,766,835 shares of its common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by the Company. As of March 31, 2025, the Company has sold an aggregate of 8,393,841 shares of its common stock under the Sales Agreement for aggregate net proceeds of $110.2 million, after deducting commissions and offering expenses payable by the Company.

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

On January 1, 2025, 4,437,911 shares of the Company's common stock were added to the amount reserved for issuance under the 2021 Plan. As of March 31, 2025, the Company had reserved 18,680,566 shares of the Company's common stock for issuance of stock options, restricted stock, and restricted stock units, of which 2,840,097 remained available for future grant under the 2021 Plan. Upon effectiveness of the 2021 Plan, the Company ceased granting additional awards under the 2018 Plan.

In February 2024, the board of directors adopted the 2024 Inducement Stock Incentive Plan (the “Inducement Plan”). The Inducement Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards to persons who (a) were not previously an employee or director or (b) are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). As of March 31, 2025, the Company had reserved 4,000,000 shares of the Company’s common stock for issuance of nonstatutory stock options and restricted stock unit awards, of which 3,145,590 remained available for future grant under the Inducement Plan.

Stock-based compensation expense recorded in the Company's condensed consolidated statements of operations and comprehensive loss is as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Research and development	$5,622	$5,625
General and administrative	5,552	4,716
Total stock-based compensation expense	$11,174	$10,341

Stock options

The following table provides a summary of stock option activity during the three months ended March 31, 2025:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value(2) (in thousands)
Outstanding at December 31, 2024	12,625,660	$14.95
Granted	3,704,842	$6.04
Exercised	(1,316)	$4.94
Forfeited	(241,791)	$16.78
Outstanding at March 31, 2025	16,087,395	$12.87	7.6	$3,651
Exercisable at March 31, 2025	7,387,025	$15.62	6.2	$3,651
Expected to vest after March 31, 2025(1)	8,700,370	$10.53	8.7	$—

(1)
This represents the number of unvested options outstanding as of March 31, 2025 that are expected to vest in the future.
(2)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money as of March 31, 2025.

As of March 31, 2025, there was $57.9 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Restricted stock units

During the three months ended March 31, 2025, the Company granted 1,458,232 restricted stock units under the 2021 Plan and Inducement Plan. These restricted stock units vest annually over a two to four-year period.

A summary of the status of and change in unvested restricted stock units as of March 31, 2025 was as follows:

	Shares	Weighted- average grant date fair value per share
Unvested restricted stock units as of December 31, 2024	2,092,814	$13.36
Restricted stock units granted	1,458,232	$6.07
Restricted stock units vested	(37,044)	$15.79
Restricted stock units forfeited	(67,059)	$11.44
Unvested restricted stock units as of March 31, 2025	3,446,943	$10.29

As of March 31, 2025, there was $27.8 million of unrecognized stock-based compensation expense related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted-average remaining vesting period of approximately 2.8 years.

2021 Amended and Restated Employee Stock Purchase Plan

In June 2021, the board of directors adopted, and the Company's stockholders approved, the 2021 Employee Stock Purchase Plan (the "ESPP"), as amended and restated, which became effective on June 16, 2021. The shares reserved for issuance pursuant to the ESPP are subject to an annual increase through January 1, 2031. On January 1, 2025, 887,582 shares of common stock were added to the amount reserved for sale under the ESPP. As of March 31, 2025, 2,699,006 shares remained available for issuance under the ESPP.

12. Segment reporting

The Company has one reportable segment relating to the research and development of gene editing medicines. The segment derives its current revenues from research and development collaborations. As of March 31, 2025 and 2024, substantially all of the Company's long-lived assets were from U.S. operations.

The Company’s chief operating decision maker ("CODM"), its Chief Executive Officer, manages the Company’s operations on an integrated basis for the purposes of allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews consolidated net loss, total expenses and expenses by function and the CODM makes decisions using this information. The CODM allocates resources based on the Company's available cash resources, forecasted expenditures on a consolidated basis, as well as an assessment of the probability of success of its research and development activities. Resource allocation decisions are informed by budgeted and forecasted expense information, along with actual expenses incurred to date. Segment asset information is not used by the CODM to allocate resources.

The table below is a summary of segment loss, including significant segment expenses that are regularly provided to the CODM:

	Three months ended March 31,
(in thousands)	2025	2024
Revenue	$32,976	$5,695
Less:
Research and early development(a)	13,940	13,191
Development(a)	9,610	5,903
Chemistry, manufacturing and controls (CMC)(a)	18,592	16,930
General and administrative(a)	14,580	14,543
Interest income	(5,553)	(8,162)
Other segment expenses(b)	12,840	12,026
Net loss	$(31,033)	$(48,736)

(a) All facility and information technology related costs, which totaled $5.2 million and $5.3 million for the three months ended March 31, 2025 and 2024, respectively, are allocated to general and administrative expenses.

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

	As of March 31,
	2025	2024
Unvested restricted stock units	3,446,943	2,103,658
Outstanding options to purchase common stock	16,087,395	12,346,947
Total	19,534,338	14,450,605

14. Income taxes

The income tax provision was $0.1 million for the three months ended March 31, 2025 and 2024. The Company's effective income tax rate was (0.3)% and (0.2)% for the three months ended March 31, 2025 and 2024, respectively. The provision for income taxes primarily relates to state income taxes based on gross interest income.

The effective income tax rate for the three months ended March 31, 2025 and 2024 differed from the 21% federal statutory rate primarily due to the valuation allowance maintained against the Company’s net deferred tax assets.

15. Related party transactions

The board of directors of the Company elected an executive officer of Vertex to the Company's board of directors in June 2024. In July 2022, the Company and Vertex entered into the Vertex Agreement. In January 2025, Vertex provided the Company with notice to terminate the Vertex Agreement within 90 days for convenience, which resulted in an effective termination date in April 2025. During the three months ended March 31, 2025 and 2024, the Company received reimbursements of $1.4 million and $3.0 million associated with the Vertex Agreement, respectively, which were recorded as revenue. During the three months ended March 31, 2025, the Company recognized additional revenue of $20.0 million, related to the remaining amounts included in deferred revenue at the notice of termination date, given that the Company does not have any performance obligations under the Vertex Agreement subsequent to March 31, 2025. For more information about the Vertex Agreement, see Note 9, Collaboration and license agreements—Vertex agreement.

Item 2. Management’s discussion and analysis of financial condition and results of operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2025. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Part II, Item 1A. You should carefully read the section entitled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

As of March 31, 2025, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred and common stock in private placements and common stock in public offerings.

We are a clinical-stage company. To date, we have not generated any revenue from product sales and do not expect to generate revenue from the sale of products for the foreseeable future. Since our inception, we have incurred significant operating losses. Our net losses for the three months ended March 31, 2025 and 2024 were $31.0 million and $48.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $774.0 million.

We expect to continue to incur significant expenses and increasing operating losses in connection with ongoing development activities related to our portfolio of programs as we conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our product candidate targeting PCSK9, and our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, our product candidate targeting ANGPTL3, each of which utilize our proprietary GalNAc-LNP delivery technology; prepare for our planned Phase 2 clinical trial of VERVE-102; further develop base editing and novel gene editing technology, delivery technology and manufacturing capabilities; seek to discover and develop additional product candidates; maintain, expand enforcement, defend, and protect our intellectual property portfolio; hire research and development and clinical personnel; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; establish a commercial manufacturing source and secure supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain regulatory approval; and add operational, legal, compliance, financial and management information systems and personnel to support our research, product development, future commercialization efforts and operations as a public company.

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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $497.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we will need to raise additional capital, which cannot be assured. See “Liquidity and capital resources.”

Clinical and development programs

Our PCSK9 program

VERVE-102, our product candidate targeting PCSK9, is designed to permanently turn off the PCSK9 gene in the liver. PCSK9 is a highly validated target that plays a critical role in controlling blood LDL-C through its regulation of the LDL receptor, or LDLR. Reduction of PCSK9 protein in the blood improves the ability of the liver to clear LDL-C from the blood. VERVE-102 uses our proprietary GalNAc-LNP delivery technology, which has demonstrated a potentially best-in-class safety profile and is designed to allow the LNP to access liver cells using either the LDLR or the asialoglycoprotein receptor.

VERVE-102 is being evaluated in the Heart-2 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-102 in adult patients with heterozygous familial hypercholesterolemia, or HeFH, and/or premature coronary artery disease, or CAD, who require additional lowering of LDL-C, with additional analyses for pharmacokinetics and changes in blood PCSK9 protein and LDL-C levels. The trial is a single-ascending dose study that has an adaptive design and has dosed participants in four weight-based cohorts, with each cohort expected to be comprised of three to nine participants.

In April 2025, we announced initial safety and efficacy data from 14 participants from the first three dose cohorts (weight-based cohorts of 0.3 mg/kg, 0.45 mg/kg, and 0.6 mg/kg) in the Heart-2 trial as of a data cutoff date of March 13, 2025. Initial data showed that VERVE-102 has been well-tolerated, with no treatment-related serious adverse events, no dose-limiting toxicities, and no cardiovascular events observed. Across all 14 participants, there was one Grade 2 infusion-related reaction which involved transient symptoms that resolved with acetaminophen. No clinically significant changes or dose-dependent trends in alanine aminotransferase, aspartate aminotransferase, bilirubin, or platelets were observed at any dose level. Following a single infusion of VERVE-102, dose-dependent reductions in mean blood LDL-C and PCSK9 protein reduction were observed. In the highest dose cohort of 0.6 mg/kg (n=4), mean blood LDL-C and PCSK9 protein reductions from baseline were 53% and 60%, respectively, using a time-averaged percent change from day 28 through the last available follow-up. One participant in the 0.6 mg/kg cohort achieved a LDL-C reduction of 69%.

We also evaluated the pharmacodynamic, or PD, data across all 14 participants from the Heart-2 trial by total RNA dose in milligrams, which is emerging as a key driver of PD for LNP-delivered in vivo gene editing medicines. Three of the 14 participants received a total RNA dose between 50 and 60 mg, with an average dose received of 55 mg. In this dose group, VERVE-102 demonstrated a time-averaged blood LDL-C mean reduction of 59% and PCSK9 protein mean reduction of 65%. Each of the three participants who received a dose ≥ 50 mg achieved a > 50% time-averaged reduction of LDL-C from baseline.

The Heart-2 trial is enrolling participants in the fourth dose cohort of 0.7 mg/kg in the United Kingdom, Canada, Israel, Australia, and New Zealand. We expect to announce the final data from the dose escalation portion of the Heart-2 trial in the second half of 2025. We expect to deliver the opt-in package for the PCSK9 program to Lilly and receive a decision from Lilly in the second half of 2025.

In March 2025, the U.S. Food and Drug Administration, or the FDA, cleared the investigational new drug application for VERVE-102. In addition, the FDA granted Fast Track designation for VERVE-102 for the treatment of patient groups with hyperlipidemia and high lifetime cardiovascular risk to reduce LDL-C.

We plan to dose the first patient in the Phase 2 clinical trial of VERVE-102 in the second half of 2025, subject to regulatory clearance.

As previously announced, we are discontinuing the Heart-1 Phase 1b clinical trial of VERVE-101. Participants enrolled in the long-term follow-up study of VERVE-101 will continue to be monitored.

Our ANGPTL3 program

VERVE-201, our product candidate targeting ANGPTL3, is designed to permanently turn off the ANGPTL3 gene in the liver. ANGPTL3 is a key regulator of cholesterol and triglyceride metabolism. Inhibition of ANGPTL3 protein has been shown to reduce LDL-C and triglyceride levels through a mechanism distinct from that of PCSK9. We plan to develop VERVE-201 for the treatment of ASCVD patients with refractory hypercholesterolemia, who have high LDL-C despite treatment with maximally tolerated standard of care therapies, potentially including PCSK9 inhibitors, as well as patients with homozygous familial hypercholesterolemia, a rare and often fatal inherited cause of premature ASCVD characterized by extremely high blood LDL-C levels. For VERVE-201, we are utilizing our proprietary GalNAc-LNP delivery technology.

VERVE-201 is being evaluated in the Pulse-1 trial, an open-label Phase 1b clinical trial designed to evaluate the safety and tolerability of VERVE-201 in adult patients with refractory hypercholesterolemia, with additional analyses for pharmacokinetics and changes in blood ANGPTL3 protein and LDL-C levels. The Pulse-1 trial is a single-ascending dose study that has an adaptive design. We expect to provide a program update on VERVE-201 in the second half of 2025.

Our LPA program

VERVE-301, our development candidate targeting LPA, uses a novel, in vivo gene editing approach designed to permanently turn off the LPA gene in the liver to reduce blood Lp(a) levels. VERVE-301 is being developed in collaboration with Lilly, under a research collaboration agreement, or the Lilly Agreement. Lp(a) is a genetically validated, independent risk factor for ASCVD, ischemic stroke, thrombosis, and aortic stenosis. This increased risk is most pronounced in individuals with very high Lp(a) concentrations (e.g., ≥ 125 nmol/L). For VERVE-301, we are utilizing our proprietary GalNAc-LNP delivery technology.

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

Components of our results of operations

Revenue

During the three months ended March 31, 2025 we recognized $33.0 million in collaboration revenue under a Strategic Collaboration and License Agreement, or the Vertex Agreement, with Vertex Pharmaceuticals Incorporated, or Vertex, and the Lilly Agreement. We expect revenue related to the Lilly Agreement to increase as efforts under the collaboration continue. In January 2025, we achieved the candidate selection criteria and designated the initial development candidate under the Lilly Agreement which triggered a $20.0 million milestone payment. Also in January 2025, Vertex provided us their notice to terminate the Vertex Agreement for convenience within 90 days, which agreement was terminated in April 2025.

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

Operating expenses

Research and development expenses

Research and development expenses consist of costs incurred in performing research and development activities, which include:

•
the cost to obtain and maintain licenses to intellectual property, such as those with the President and Fellows of Harvard College, or Harvard, The Broad Institute, Inc., or Broad, Beam Therapeutics Inc., or Beam, and Novartis Pharma AG, or Novartis, and related future payments should certain development and regulatory milestones be achieved;
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

Income tax

The provision for income taxes was $0.1 million for the three months ended March 31, 2025 and 2024. The provision for income taxes primarily relates to state income taxes based on gross interest income.

Results of operations

Comparison of three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Collaboration revenue	$32,976	$5,695	$27,281
Operating expenses:
Research and development	54,458	48,376	6,082
General and administrative	15,154	14,163	991
Total operating expenses	69,612	62,539	7,073
Loss from operations	(36,636)	(56,844)	20,208
Other income:
Change in fair value of success payment liability	223	78	145
Interest and other income, net	5,459	8,136	(2,677)
Total other income, net	5,682	8,214	(2,532)
Loss before provision for income taxes	(30,954)	(48,630)	17,676
Provision for income taxes	(79)	(106)	27
Net loss	$(31,033)	$(48,736)	$17,703

Collaboration revenue

Collaboration revenue was $33.0 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, collaboration revenue included $20.0 million related to recognition of the remaining amounts included in deferred revenue at the notice of termination date of the Vertex Agreement, $1.4 million related to research services and cost reimbursement from the Vertex Agreement, and $11.6 million related to research services and cost reimbursement from the Lilly Agreement.

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
(in thousands)	2025	2024	Change
Employee-related expenses	$22,560	$20,314	$2,246
Raw material costs and external expenses associated with manufacturing activities, including third-party CMOs	11,675	10,395	1,280
Facility-related costs (including depreciation)	5,377	5,209	168
Clinical trial costs	4,869	2,685	2,184
Lab supplies	3,750	4,404	(654)
External expenses associated with preclinical studies performed by outside consulting services, including third-party CROs	3,649	2,665	984
Other research and development costs	2,578	2,704	(126)
Total research and development expenses	$54,458	$48,376	$6,082

Research and development expenses were $54.5 million for the three months ended March 31, 2025, compared to $48.4 million for the three months ended March 31, 2024. The increase of $6.1 million was primarily due to the following:

•
an increase of $2.2 million in employee-related costs, driven by an increase in headcount of employees involved in research and development activities;
•
an increase of $2.2 million in clinical trial costs associated with our ongoing Heart-2 clinical trial and ongoing Pulse-1 clinical trial;

•
an increase of $1.3 million in raw material costs and external expenses associated with developing and validating our manufacturing activities, including third-party CMOs, for use in our preclinical studies and clinical trials;
•
an increase of $1.0 million in external expenses associated with preclinical studies, primarily animal-study costs, performed by outside consultants, including third-party CROs; and
•
an increase of $0.2 million in facility-related costs (including depreciation) and other allocated miscellaneous expenses.

These increases were partially offset by the following:

•
a decrease of $0.7 million in lab supplies; and
•
a decrease of $0.1 million in other research and development costs, primarily due to a decrease in software subscriptions and other IT related costs.

We expect that our research and development expenses will continue to increase for the foreseeable future as we advance our programs and product candidates, into and through clinical development, and as we continue to develop additional product candidates, including those under our collaborations, and build our manufacturing capabilities and develop our gene editing and LNP delivery technology.

General and administrative expenses

General and administrative expenses were $15.2 million for the three months ended March 31, 2025, compared to $14.2 million for the three months ended March 31, 2024. The increase of $1.0 million was primarily attributable to the following:

•
an increase of $1.0 million in employee-related expenses, including an increase of $0.8 million in stock-based compensation expense, driven by an increase in headcount to support our growth;
•
an increase of $0.1 million in professional service fees; and
•
an increase of $0.1 million in facility-related costs.

These increases were partially offset by the following:

•
a decrease of $0.2 million in other general and administrative costs.

We anticipate that our general and administrative expenses will increase in the future to support increased research and development activities.

Other income

Change in fair value of success payment liability

During the three months ended March 31, 2025, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.2 million recorded to other income. During the three months ended March 31, 2024, the change in fair value of the success payment liability was primarily due to the decrease in the fair value of our common stock, which resulted in a fair value adjustment of $0.1 million recorded to other income.

Interest and other income, net

The decrease of $2.7 million in interest and other income, net for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to decreasing interest rates on our lower marketable securities balances.

Liquidity and capital resources

Sources of liquidity and capital

Since our inception in 2018, we have incurred significant operating losses. We expect to incur significant expenses and operating losses for the foreseeable future as we advance the preclinical and clinical development of our programs. To date, we have funded our operations primarily through equity offerings and through our strategic collaborations and related private placements. Through March 31, 2025, we had raised an aggregate of $1.1 billion in gross proceeds from sales of our preferred stock and common stock in private placements and common stock in our IPO, our follow-on public offerings, and our ATM equity offering program. As of March 31, 2025, we had $497.1 million in cash, cash equivalents and marketable securities.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone and other payments under the Lilly Agreement. During the three months ended March 31, 2025, we received a $20.0 million milestone payment from Lilly under the Lilly Agreement in connection with the nomination of VERVE-301 as the development candidate for the Lp(a) program. During the three months ended March 31, 2024, we received $5.0 million from Lilly due to the achievement of a research and development milestone under the Lilly Agreement. Our ability to earn the other milestone or other payments under our collaboration agreement and the timing of earning these amounts are dependent upon the timing and outcome of our development, regulatory and commercial activities and, as such, are uncertain at this time.

In July 2022, we entered into the Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we are entitled to offer and sell, from time to time at prevailing market rates, shares of our common stock. We agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross sale proceeds of any shares sold by Jefferies under the Sales Agreement. Any sales under the Sales Agreement will be made pursuant to our registration statement on Form S-3 (File No. 333-267578), as amended, with an aggregate offering price of up to $150.0 million. During the three months ended March 31, 2025, we did not sell any shares of common stock under the Sales Agreement. During the three months ended March 31, 2024, we sold 1,766,835 shares of our common stock under the Sales Agreement for aggregate net proceeds of $22.4 million, after deducting commissions and offering expenses payable by us. As of March 31, 2025, we have sold an aggregate of 8,393,841 shares of common stock under the Sales Agreement for aggregate net proceeds of $110.2 million, after deducting commissions and offering expenses payable by us.

Cash flows

The following table summarizes our sources and uses of cash for each period presented:

	Three months ended March 31,
(in thousands)	2025	2024
Cash used in operating activities	$(27,845)	$(43,082)
Cash used in investing activities	(48,168)	(41,632)
Cash provided by financing activities	7	22,734
Net decrease in cash, cash equivalents and restricted cash	$(76,006)	$(61,980)

Operating activities

For the three months ended March 31, 2025, net cash used in operating activities was $27.8 million, consisting primarily of our net loss of $31.0 million adjusted for non-cash items including $0.2 million associated with the fair value change in the success payment liability, $1.9 million associated with the amortization of investment premiums, and a net decrease in changes in our operating assets and liabilities of $9.5 million, partially offset by stock-based compensation of $11.2 million, depreciation expense of $1.7 million, and non-cash lease expense of $1.9 million.

For the three months ended March 31, 2024, net cash used in operating activities was $43.1 million, consisting primarily of our net loss of $48.7 million, adjusted for non-cash items including $0.1 million associated with the fair value change in the success payment liability, $4.0 million associated with the amortization of investment premiums, and a net decrease in changes in our operating assets and liabilities of $4.0 million, partially offset by stock-based compensation of $10.3 million, depreciation expense of $1.6 million, and non-cash lease expense of $1.8 million.

Investing activities

For the three months ended March 31, 2025, net cash used in investing activities was $48.2 million and consisted of purchases of marketable securities of $144.8 million and purchases of property and equipment of $1.2 million, primarily related to lab equipment, partially offset by maturities of marketable securities of $97.9 million.

For the three months ended March 31, 2024, net cash used in investing activities was $41.6 million and consisted of purchases of marketable securities of $164.2 million and purchases of property and equipment of $0.4 million, primarily related to lab equipment, partially offset by maturities of marketable securities of $123.0 million.

Financing activities

For the three months ended March 31, 2025, net cash provided by financing activities was de minimis, consisting primarily of proceeds from the exercise of stock options.

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

Specifically, our expenses will increase if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, and our planned Phase 2 clinical trial of VERVE-102, subject to regulatory clearance;
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
•
make milestone payments to Lilly under our amended and restated collaboration and license agreement, milestone payments or success payments to Broad and Harvard under our license agreement with Broad and Harvard, and milestone payments to Novartis under our license agreement with Novartis, and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, which we expect may be required for our lead programs targeting PCSK9, ANGPTL3 and LPA;
•
establish commercial-scale current good manufacturing practices capabilities through a third-party or our own manufacturing facility; and
•
continue to operate as a public company.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $497.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Contractual obligations

During the three months ended March 31, 2025, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual obligations” in our Annual Report on Form 10-K filed with the SEC on February 27, 2025. Refer to Note 7, “Leases,” to the condensed consolidated financial statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q for more information on our lease obligations and refer to Note 8, "License agreements," to the audited consolidated financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025 for more information on our potential payment obligations under our license agreements.

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

During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Recently adopted accounting pronouncements

See Note 2, “Summary of significant accounting policies – Recently adopted accounting pronouncements” to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Item 3. Quantitative and qualitative disclosures about market risk

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2025, we had cash and cash equivalents of $96.6 million, which consisted of standard checking accounts and money market funds that invest primarily in U.S. government-backed securities and treasuries. In addition, as of March 31, 2025, we also had marketable securities of $400.5 million, which consist of U.S. treasury securities and agency securities. Interest income is sensitive to change in the general level of interest rates, however, due to the short-term maturities of our cash equivalents and the low risk profile of our marketable securities, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

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

Inflation

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception, we have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and clinical trials, and have incurred significant operating losses. Our net losses were $31.0 million for the three months ended March 31, 2025 and $198.7 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $774.0 million. We have no approved products and we have not generated any revenue from product sales. We have financed our operations primarily through private placements of our preferred stock and common stock and from the sale of common stock in public offerings and payments received in connection with collaboration agreements, including the Research and Collaboration Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, which became effective in July 2023.

We expect to continue to incur significant operating expenses and net losses for the foreseeable future. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
conduct our ongoing Heart-2 Phase 1b clinical trial of VERVE-102, our ongoing Pulse-1 Phase 1b clinical trial of VERVE-201, and our planned Phase 2 clinical trial for VERVE-102, subject to regulatory clearance;
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
•
make milestone payments to Lilly under our amended and restated collaboration and license agreement, or the ARCLA; milestone payments or success payments to The Broad Institute, Inc., or Broad, and the President and Fellows of Harvard College, or Harvard, under our license agreement, as amended, with Broad and Harvard, or the Cas9 License Agreement; milestone payments to Novartis Pharma AG, or Novartis, under our license agreement with

Novartis, or the Novartis Agreement; and potential payments to other third parties under our other collaboration agreements or any additional future collaboration or license agreements that we obtain;
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
•
satisfy any post-approval marketing requirements, such as a cardiovascular outcomes trial, or CVOT, which we expect may be required for our lead programs targeting PCSK9, ANGPTL3 and LPA;
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

We initiated clinical development of our first product candidate in 2022 and expect that it will be many years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must succeed in developing, obtaining the necessary regulatory approvals for, and eventually commercializing a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including:

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

Our future capital requirements will depend on many factors, including:

•
the progress, costs and results of our ongoing Heart-2 clinical trial of VERVE-102, ongoing Pulse-1 clinical trial of VERVE-201, planned Phase 2 clinical trial for VERVE-102, and any planned or future clinical development of such product candidates;
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

As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $497.1 million. We believe that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2027. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect and could be forced to seek additional funding sooner than planned.

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

We commenced operations in 2018 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, securing intellectual property rights, and conducting preclinical studies and clinical trials. We initiated our first clinical trial, our Heart-1 trial for VERVE-101, in July 2022, which we have since discontinued, our second clinical trial, our Heart-2 trial for VERVE-102, in the second quarter of 2024, and our third clinical trial, our Pulse-1 trial for VERVE-201, in the fourth quarter of 2024. Our other programs are still in the research or preclinical stage of development, including VERVE-301, our development candidate targeting the LPA gene, and their risk of failure is high. We have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a clinical development or commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. In part because of this lack of experience, we cannot be certain that our ongoing preclinical studies and clinical trials will be completed on time or if the planned preclinical studies and clinical trials will begin or be completed on time, if at all. Consequently, any predictions stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing gene editing products.

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

Commencing clinical trials in the United States is subject to acceptance by the FDA of an investigational new drug, or IND, application and finalizing the trial design based on discussions with the FDA and other regulatory authorities. The FDA has in the past and may again in the future require us to complete additional preclinical studies and satisfy other requests for our clinical trials, causing the start or progress of such trials to be delayed. For example, in November 2022, the FDA placed our IND to conduct a clinical trial evaluating VERVE-101 in the United States on hold and requested various information required to resolve the hold, including preclinical and clinical data. In October 2023, we announced that the FDA had lifted the clinical hold and cleared our IND. In March 2025, the FDA cleared the IND for VERVE-102. We have not activated clinical trial sites in the United States for VERVE-102 and cannot be certain that our IND for VERVE-102 will not be placed on clinical hold in the future.

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

Commercialization of any product candidates we may develop will require preclinical and clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA, the Medicines and Healthcare products Regulatory Agency, or the MHRA, and the EMA; manufacturing supply, capacity and expertise; a commercial organization; and significant marketing efforts. The success of VERVE-102, VERVE-201 and any other product candidates we may identify and develop will depend on many factors, including the following:

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

We are focused on developing medicines utilizing in vivo gene editing technology, which is new and largely unproven. The base editing technologies that we have licensed and that we are utilizing with VERVE-102 and VERVE-201 have only been evaluated in early-stage clinical trials, nor are we aware of any clinical trials for safety or efficacy having been completed by third parties using our base editing or similar technologies. The scientific evidence to support the feasibility of developing product candidates based on gene editing technologies is both preliminary and limited. Successful development of our product candidates will require us to safely deliver a gene editor into target cells, optimize the efficiency and specificity of such product candidates and ensure the therapeutic selectivity of such product candidates. There can be no assurance that base editing technology, or other gene editing technology, will lead to the development of genetic medicines or that we will be successful in solving any or all of these issues.

Our future success is highly dependent on the successful development of gene editing technologies, delivery technology methods and therapeutic applications of that technology. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing gene editing therapeutics. For example, as a result of our decision to initiate a Phase 2 clinical trial of VERVE-102, we plan to wind-down development activities relating to VERVE-101, including discontinuation of the Heart-1 clinical trial of VERVE-101. We cannot be sure that our technologies will yield satisfactory products that are safe and effective, scalable or profitable in our initial indications or any other indication we pursue. We cannot guarantee that progress or success in developing any particular product candidate based on gene editing technology will translate to other product candidates. Adverse developments in the clinical development efforts of other gene editing technology companies could also adversely affect our efforts or the perception of our product candidates by investors.

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

A number of alternative approaches are being developed by others, including, for example, Intellia Therapeutics, Inc., which is conducting a Phase 3 trial of nexiguran ziclumeran (NTLA-2001), a CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary transthyretin, or ATTR, amyloidosis with polyneuropathy and for the treatment of ATTR with cardiomyopathy and a Phase 3 trial of NTLA-2002, an in vivo CRISPR/Cas9-based gene editing product candidate for the treatment of hereditary angioedema. nChromaBio, Inc., Tune Therapeutics, Inc., and Scribe Therapeutics Inc. use epigenetic editing, designed to target genes and control chromatin conformation by coupling a DNA-binding domain with epigenetic effector domains. Similarly, other new gene editing technologies that have not been discovered yet may be more attractive than base editing. Moreover, we cannot be certain we will be able to obtain rights to develop or use other gene editing technologies. Any of these factors could reduce or eliminate our commercial opportunity, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Clinical testing is expensive, is difficult to design and implement, can take many years to complete and is uncertain as to outcome. We cannot guarantee that any of our clinical trials will be conducted as planned or completed on schedule, or at all. A failure of one or more clinical trials can occur at any stage of testing, which may result from a multitude of factors, including, but not limited to, flaws in study design, dose selection issues, placebo effects, patient enrollment criteria and failure to demonstrate favorable safety or efficacy traits. For example, in April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in alanine aminotransferase, or ALT, as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We plan to wind-down development activities related to VERVE-101, including discontinuation of the Heart-1 trial.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•
regulators, institutional review boards, or IRBs or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may be delayed in providing such authorization;
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

Identifying and qualifying patients to participate in clinical trials for our product candidates is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue additional clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. Given the large patient population for atherosclerotic cardiovascular disease, or ASCVD, if we expand clinical development of VERVE-102 for the treatment of patients with established ASCVD, the number of patients that may be required for clinical trials in order to obtain regulatory approval for that indication could be very high, and we may not be able to enroll a sufficient number of patients and as a result we may not be able to initiate or complete clinical trials of VERVE-102 for the treatment of patients with established ASCVD. Because of the small patient population for homozygous familial hypercholesterolemia, or HoFH, we may have difficulty enrolling patients and we may not be able to initiate or complete clinical trials for VERVE-201 for the treatment of HoFH.

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

We are early in our development efforts and have not yet completed a clinical trial. There have been only a limited number of clinical trials involving the use of gene editing technologies and there are no completed clinical trials involving base editing technology similar to the gene editing technology we are using in VERVE-102 and VERVE-201. Furthermore, there has not been any in vivo gene editing product candidate that has received regulatory approval for use in humans. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. There can be no assurance that gene editing technologies will not cause undesirable side effects, as improper editing of a patient’s DNA could lead to lymphoma, leukemia or other cancers or other aberrantly functioning cells.

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

We are using LNPs to deliver our gene editors to the liver. LNPs have the potential to induce liver injury and/or initiate a systemic inflammatory response, either of which could potentially be fatal. While we aim to continue to optimize our LNPs, there can be no assurance that our LNPs will not have undesired effects. In April 2024, we announced that we had paused enrollment in the Heart-1 trial following the observation of transient asymptomatic laboratory abnormalities--a Grade 3 drug-induced transient increase in ALT as well as a serious adverse event of Grade 3 drug-induced thrombocytopenia--in the thirteenth patient dosed in the trial. We completed a series of nonclinical studies as part of our investigation into such observed laboratory abnormalities, which were designed to isolate the potential role of the LNP in the laboratory abnormalities. Data from these studies support our belief that the LNP in VERVE-101 was the primary driver of the observed laboratory abnormalities.

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

Our proprietary GalNAc-LNP delivery technology, which we are utilizing in VERVE-102, VERVE-201, and VERVE-301, is a novel delivery mechanism for delivery of gene editors to the liver and has not previously been studied in humans. Therefore, we cannot be certain that the laboratory abnormalities that we observed in the Heart-1 trial or other adverse events will not occur in our ongoing or future clinical trials utilizing novel delivery mechanisms.

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

From time to time, we may publish or report interim, preliminary or top-line results from our clinical trials. Interim results from clinical trials that we may complete, including the initial data that we announced from our Heart-2 clinical trial of VERVE-102 in April 2025, are subject to the risk that one or more of the clinical outcomes may materially change as participant enrollment continues and more participant data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, preliminary, interim or top-line data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could be material and could significantly harm our reputation and business prospects and may cause the trading price of our common stock to fluctuate significantly.

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

We have been conducting and plan to conduct additional clinical trials with one or more trial sites that are located outside the United States, including our Heart-2 trial of VERVE-102 and our Pulse-1 trial of VERVE-201. We expect to enroll patients at U.S. trial sites in the Phase 2 clinical trial of VERVE-102. Although the FDA may accept data from clinical trials conducted at sites outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, where data from foreign clinical trial sites are not intended to serve as the sole basis for approval in the United States, the FDA will not accept the data as support for a marketing application unless the clinical trial was well designed and conducted in accordance with GCP requirements. The FDA must also be able to validate the data from the trial through an onsite inspection, if necessary. Where data from foreign clinical trial sites are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, these clinical trials are subject to the applicable local laws of the jurisdictions where the trials are conducted. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Separately, in April 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as API and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation and that the President must decide whether to act within 90 days of receiving the report. If we are unable to obtain the raw materials or API in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Manufacturing biologic products, such as VERVE-102 and VERVE-201, is complex, especially in large quantities. Biologic products must be made consistently and in compliance with a clearly defined manufacturing process. Accordingly, it is essential to be able to validate and control the manufacturing process to assure that it is reproducible. The manufacture of biologics is extremely susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the product process. We have not yet scaled up the manufacturing process for any of our product candidates for potential commercialization. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could harm our results of operations and cause potential reputational damage. Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. As a result, we may not obtain access to these facilities on a priority basis or at all. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

As part of our strategy, we have entered into collaborations and intend to seek to enter into additional collaborations with third parties for one or more of our programs or product candidates. For example, in April 2019, we entered into the original collaboration and license agreement with Beam, or the Original Beam Agreement, to exclusively license certain of Beam’s base editing, gene editing and delivery technology against certain cardiovascular targets for use in our product candidates, which agreement was amended and restated in July 2022 and under which Beam transferred certain of its rights and obligations to Lilly in October 2023; in October 2021, we entered into the Novartis Agreement to license from Novartis certain lipid technology patents that we are using in VERVE-102, VERVE-201 and VERVE-301; and in June 2023, we entered into the Lilly Agreement for a five-year worldwide research collaboration initially focused on advancing our in vivo gene editing Lp(a) program, for which we announced VERVE-301 as the development candidate in January 2025. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We have under the ARCLA, and we may have under any other arrangements that we may enter into with any third parties, limited control over the amount and timing of resources that collaborators dedicate to the development or commercialization of our product candidates. For example, we expect to deliver the opt-in package to Lilly for the PCSK9 program under the ARCLA, and receive a decision from Lilly, in the second half of 2025, but timelines are subject to change. Our ability to generate revenue from these arrangements may depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations that we enter into may not be successful, and any success will depend heavily on the efforts and activities of such collaborators. Collaborations pose a number of risks, including the following:

•
collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected or on the timeline that we expect;
•
collaborators may not pursue development of our product candidates, including electing not to exercise available options to co-develop certain product candidates, or may elect not to continue or renew development programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•
collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to co-commercialize, continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;
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

Changes in U.S. and international trade policies may adversely impact our business and operating results.

We currently rely on foreign third-party manufacturers, including those in China. The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (a minimum of 145% as of April 24, 2025) and Canada and Mexico (25% as of April 24, 2025) for goods that are not covered by the USMCA). The administration has also announced national security investigations into the imports of pharmaceutical-related products which could result in additional tariffs on those imports. If maintained or if extended to other countries, tariffs and the potential escalation of trade disputes with China and other countries could pose a significant risk to our business and could result in higher operating expenses. The extent and duration of any tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and China and/or other countries, the response of such countries, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply of materials we purchase from companies in China or other countries targeted with tariffs.

In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material or services to us. In 2024, the U.S. House of Representatives passed the BIOSECURE Act and the Senate advanced a substantially similar bill. Though such legislation was not enacted into law in 2024, Congress could re-introduce similar measures, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern,” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by such legislation.

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

We have licensed and are dependent on certain patent rights and proprietary technology from third parties that are important or necessary to the development of our gene editing technology and product candidates. For example, we are a party to the ARCLA, the Cas9 License Agreement, the license agreement with Acuitas Therapeutics, Inc., or Acuitas, the Novartis Agreement, and other license agreements, pursuant to which we in-license and have acquired key patents and patent applications for our gene editing technology, LNP technology and product candidates. These license agreements impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate our license, in which event we may not be able to develop or market our gene editing technology or product candidates covered by the intellectual property licensed under these agreements.

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

On June 24, 2019, the PTAB declared a second interference (U.S. Interference No. 106,115) between 14 U.S. patent applications that are co-owned by CVC, and 13 U.S. patents and one U.S. patent application that are co-owned by the Boston Licensing Parties. In the declared interference, CVC has been designated as the junior party and the Boston Licensing Parties have been designated as the senior party. On February 28, 2022, the PTAB held that the Boston Licensing Parties had priority over CVC with respect to Count 1 of the interference: a single RNA CRISPR-Cas9 system that functions in eukaryotic cells. As a result, CVC’s patent applications involved in this interference were deemed unpatentable. In September 2022, the CVC appealed the PTAB’s decision at the CAFC. On May 12, 2025, the CAFC affirmed-in-part and vacated-in-part the PTAB’s February 28, 2022 decision and remanded it back to the PTAB for further proceedings and reconsideration on the issue of conception in accordance with the legal standards set forth in the CAFC’s May 12 decision.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under clinical development and regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only one patent applicable to and that covers an approved drug may be extended. Similar provisions are available in Europe, such as supplementary protection certificates, and certain other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes, including at the FDA or USPTO, may also lead to delays in review and analysis of requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent). Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we project or request. If we are unable to obtain any patent term extension or the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations and prospects could be materially harmed.

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

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Recent changes at U.S. government agencies and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, and even where such protection is nominally available, judicial and governmental enforcement of such intellectual property rights may be lacking. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection or licenses but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Even if VERVE-102, VERVE-201 or any other product candidate we develop meets its safety and efficacy endpoints in clinical trials, we cannot be certain that success in clinical trials will ensure success as a commercial product. For example, in September 2022, AstraZeneca and Ionis Pharmaceuticals, Inc. determined not to advance an antisense oligonucleotide PCSK9 inhibitor dosed once monthly via subcutaneous administration into Phase 3 clinical development for the treatment of hypercholesterolemia following a Phase 2b clinical trial that met its primary endpoint and achieved a statistically significant 62.3% reduction in low density lipoprotein cholesterol, or LDL-C, after 28 weeks compared to placebo on the basis that the results did not meet AstraZeneca’s target product profile criteria to invest in a broad Phase 3 development program.

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

There are several approved products for LDL-C lowering or cardiovascular risk reduction, such as statins, ezetimibe, bempedoic acid, lomitapide, mipomersen and icosapent ethyl. There are several approved products that target PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD. Evolocumab, which is a monoclonal antibody, or mAb, marketed as Repatha® by Amgen Inc., is approved by the FDA for the treatment of patients with heterozygous familial hypercholesterolemia, or HeFH, patients with HoFH and patients with ASCVD. Alirocumab, which is a mAb marketed as PRALUENT® by both Sanofi and Regeneron Pharmaceuticals, Inc., or Regeneron, is approved by the FDA for the treatment of patients with ASCVD and for the treatment of patients with primary hyperlipidemia, including HeFH. The approved mAb treatments act through extracellular inhibition of the PCSK9 protein. Inclisiran, which is a small interfering RNA, or siRNA, marketed as Leqvio® by Novartis, is approved in the United States for the treatment of patients with ASCVD, HeFH or elevated LDL-C who are at high risk of CVD and in Europe for the treatment of patients with hypercholesterolemia, including HeFH, or mixed dyslipidemia. Inclisiran acts by inhibiting the synthesis of PCSK9 within liver cells, which is distinct from extracellular protein inhibition. Lib Therapeutics Inc. submitted a biologics license application for lerodalcibep, its PCSK9 inhibitor administered monthly by subcutaneous injection for the treatment of ASCVD, primary hyperlipidemia, and HeFH, with an expected decision in December 2025. We are also aware of two orally administered small molecule product candidates that target the PCSK9 protein as a mechanism to lower LDL-C and reduce the risk of ASCVD in various stages of clinical development. These consist of MK-0616 from Merck & Co., Inc, for which Merck released data from a completed Phase 2b trial of adult patients with hypercholesterolemia and initiated a Phase 3 pivotal trial of adult patients with hypercholesterolemia in August 2023; and AZD0780 from AstraZeneca, for which AstraZeneca announced clinical data from its Phase 2 clinical trial.

We are aware of other gene editing and epigenetic editing programs targeting PCSK9 in preclinical and clinical development. For example, in November 2024, Scribe Therapeutics announced preclinical data for its preclinical stage epigenetic editing program targeting PCSK9. In addition, AccurEdit Therapeutics announced Phase 1 clinical data for ART002, its in vivo gene editing product candidate targeting PCSK9, and YolTech Therapeutics has announced clinical development plans for YOLT-101, its single-course in vivo liver base editing product candidate targeting PCSK9.

Evinacumab, which is a mAb targeting ANGPTL3 protein that is marketed by Regeneron as EVKEEZA®, is approved by the FDA for the treatment of patients with HoFH and has additionally been evaluated in Phase 2 studies of patients with refractory hypercholesterolemia and either ASCVD or HeFH, and severe hypertriglyceridemia. We are aware of several product candidates in clinical development that target ANGPTL3 as a mechanism to lower LDL-C and reduce the risk of ASCVD, including zodasiran, a siRNA targeting ANGPTL3 for which Arrowhead plans to begin a Phase 3 trial in patients with HoFH in the second quarter of 2025. In addition, Lilly is evaluating solbinsiran, a siRNA targeting ANGPTL3 protein, in a Phase 2 clinical trial in adults with mixed dyslipidemia, Regeneron is evaluating ALN-ANG3, a siRNA targeting ANGPTL3 protein, in a Phase 1 clinical trial, and CRISPR is evaluating CTX310, its gene editing program targeting ANGPTL3, in a Phase 1 clinical trial of patients with mixed dyslipidemia, HoFH, HeFH, and severe hypertriglyceridemi, for which CRISPR announced top-line results in May 2025.

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

We or our third-party manufacturers may also encounter shortages in the raw materials or API necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints, delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others, or disruptions, delays, and increased costs as a result of any new tariff policies or trade restrictions. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of our product candidates may have a material adverse effect on our business.

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

During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA, or other regulatory authorities will be able to determine the clinical efficacy and safety profile of any product candidates we may develop. As we are seeking to identify and develop product candidates to treat diseases in which there is no clinical experience using a gene editing approach, there is heightened risk that the FDA, the EMA, or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Any product candidates we may develop will be based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval. In December 2023, the FDA approved the first ex vivo gene editing therapeutic product, CASGEVYTM for the treatment of sickle cell disease, and in January 2024, the FDA approved CASGEVYTM for the treatment of transfusion-dependent beta thalassemia.

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

We could face heightened risks with respect to obtaining marketing authorization in the United Kingdom as a result of the United Kingdom’s withdrawal from the European Union, or Brexit. As of January 2021, the MHRA is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland, which is subject to EU rules under the Northern Ireland Protocol. The United Kingdom and the European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. As of January 1, 2025, the changes introduced by the Windsor Framework have resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (including Northern Ireland), and the EMA no longer having any role in approving medicinal products destined for Northern Ireland. At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the United Kingdom. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA's specified reference regulators. The reference regulators include the EMA and regulators in member states of the European Economic Area, or EEA, for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA for product approvals granted in th United States. However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business. As a result of Brexit, we expect we will need to submit a separate application to the MHRA for marketing approval in the United Kingdom, in addition to any planned marketing authorization applications for the EMA.

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

We have and may continue to seek certain designations for our product candidates, including Fast Track, Breakthrough Therapy, Regenerative Medicine Advanced Therapy and Priority Review designations in the United States, Innovative Licensing and Access Pathway designation in the United Kingdom, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

We have and may continue to seek these and other designations for our product candidates. For example, in April 2025, the FDA granted a Fast Track designation for VERVE-102 for the treatment of patient groups with hyperlipidemia and high lifetime cardiovascular risk to reduce LDL-C. The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a Fast Track, breakthrough therapy, or RMAT designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our clinical development program and develop and secure approval of our product candidates in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of business may rely, which could negatively impact our business.

The FDA and comparable regulatory agencies in foreign jurisdictions, such as the EMA and CHMP, play an important role in the development of our product candidates by providing guidance on our clinical development programs and reviewing our regulatory submissions, including INDs, requests for special designations and marketing applications. If these oversight and review activities are disrupted, then our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner. For example, in the first several months of 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that have reduced FDA staffing and resources, which could lead to disruptions and delays in FDA guidance, review, and approval of our product candidates.

In addition, government funding of the FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our clinical development programs or delay the agency’s review and processing of our regulatory submissions, including INDs or BLAs, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA after finding that plaintiffs did not have standing to challenge the constitutionality of the PPACA. Similarly, the new U.S. administration may take steps to overturn the PPACA and related measures and revoked certain of the prior administration's executive orders that had been designed to further implement the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

In the European Union in December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. The HTA will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing nonclinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under

Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, though President Trump issued an executive order in April 2025 directing the secretary of HHS to work with Congress to align the time periods for both small molecule drug products and biologics. The provision otherwise does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.

In August 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions and the prices will become effective January 1, 2026. In January 2025, CMS announced the next 15 drug and biologic prices that will be subject to the IRA’s price negotiation provisions. CMS issued a public statement in January 2025, declaring that lowering the cost of prescription drugs is a top priority of the new U.S. administration. In April 2025, President Trump issued an executive order directing the secretary of HHS to provide further guidance on the negotiation program. The same executive order also directed the secretary of HHS to develop and implement a rulemaking plan and a test a payment model for Medicare to obtain better value for high-cost prescription drugs and biological products covered by Medicare.

Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The law also caps Medicare out-of-pocket drug costs at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and adding price caps on annual out-of-pocket expenses, any of which could have potential pricing and reporting implications. Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition. In June 2023, Merck & Co. filed a lawsuit against the HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties have also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

In May 2025, President Trump issued an executive order regarding prescription drug pricing, directing the secretary of HHS to communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for U.S. patients in line with comparably developed nations and to facilitate direct-to-consumer purchasing programs. The ultimate impact and implementation of this executive order is unknown.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA's standard for accelerated approval.

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

Similar to the laws in the United States, there are significant privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA and the processing of personal data that takes place in the EEA, is regulated by the GDPR, which went into effect in May 2018 and imposes obligations on companies that operate in our industry with respect to the processing of personal data and the cross-border transfer of such data. The GDPR imposes onerous accountability obligations requiring data controllers and processors to maintain a record of their data processing and policies. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the group of companies of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

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

As our development progresses through clinical trials and to commercialization, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs, manufacturing and quality control and, if any of our product candidates receive marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors and their affiliates, in the aggregate, beneficially owned shares representing approximately 19.9% of our common stock as of May 7, 2025. As a result, if these stockholders were to choose to act together, they would effectively be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. For example, in August 2024, we and certain of our officers were named as defendants in a putative securities class action lawsuit which was voluntarily dismissed without prejudice against all defendants and as to all claims in February 2025. Other litigation to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our offerings or business practices. Such litigation may also cause us to incur other substantial costs to defend such claims and divert management’s attention and resources. Furthermore, negative public announcements of the results of hearings, motions or other interim proceedings or developments could have a negative effect on the market price of our common stock.

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

We incur costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we are incurring significant legal, accounting and other expenses that we did not previously incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets and uncertainty about economic stability. The global economy and financial markets may also be adversely affected by the current or anticipated impact of military conflict, including the ongoing war between Israel and Hamas, the ongoing war between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the sanctions relating to Russia, may also adversely impact the financial markets and the global economy, and the economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for any product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could impair our ability to achieve our growth strategy, could harm our financial performance and stock price and could require us to delay or abandon clinical development plans or other research and development initiatives. In addition, there is a risk that our current or future service providers, manufacturers or other collaborators may not survive such difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget. We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The net offering proceeds to us, after deducting underwriting discounts and offering expenses payable by us of $25.1 million, were $281.6 million. As of March 31, 2025, we had not used any of the net proceeds from the IPO. We have invested the net proceeds from the offering in money market funds and marketable securities. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus, dated June 16, 2021, filed with the SEC pursuant to Rule 424(b).

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

VERVE THERAPEUTICS, INC.

Date: May 14, 2025	By:	/s/ Sekar Kathiresan
Sekar Kathiresan, M.D.
Chief Executive Officer
Principal Executive Officer
Date: May 14, 2025	By:	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Principal Financial and Accounting Officer